Form 10QSB
period 2006-04-30
LODGE BAY OIL & GAS CORP.
filed 2006-07-05
CIK 1310482

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 2006	Commission File Number 333-132236

LODGE BAY OIL & GAS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0441419
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Suite 4 – 3750 Edgemont Blvd, North Vancouver, British Columbia, Canada	V7R 2P7
(Address of Principal Executive Offices)	(Zip Code)

(604) 908-4925
 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes        No   X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of June 30, 2006 the Company had 1,600,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes        No   X

Item 1.  Financial Statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

April 30, 2006

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

BALANCE SHEETS

		April 30,		October 31,
		2006		2005
		(Unaudited)		(Audited)
ASSETS

Current
Cash		$2,654		$56,290

Oil and gas property, unproven (Note 3)		173,663		107,962

		$176,317		$164,252
===============================================	===	===========	===	===========

LIABILITIES

Current
Accounts payable and accrued liabilities		$3,973		$5,000
Due to related party (Note 5)		133,467		106,242

		137,440		111,242

STOCKHOLDERS’ EQUITY

Common stock (Note 4)
Authorized:
90,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with $0.001 par value

Issued and outstanding:
1,600,000 common shares (October 31, 2006 - 1,600,000)		1,600		1,600
Additional paid-in capital		59,400		59,400

Deficit accumulated during the exploration stage		(22,123)		(7,990)

		38,877		53,010

		$176,317		$164,252
===============================================	===	===========	===	===========

Nature and Continuance of Operations (Note 1)

The accompanying notes are an integral part of these interim financial statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Three months ended		Six months ended		Six months ended		November 22, 2004 (Inception)

		April 30, 2006		April 30, 2005		April 30, 2006		April 30, 2005		to April 30, 2006

Expenses

Office and general		$495		$754		$1,698		$1,708		$3,408
Professional fees		4,245		-		12,435		1,280		18,715

Net Loss		$(4,740)		$(754)		$(14,133)		$(2,988)		$(22,123)
===================	===	=========	===	=========	===	=========	===	=========	===	===========

Basic And Diluted Loss Per Share		$(0.00)		$(0.00)		$(0.01)		$(0.00)
===================	===	=========	===	=========	===	=========	===	=========	===	===========

Weighted Average Number Of Common Shares Outstanding		1,600,000		1,600,000		1,600,000		1,400,000
===================	===	=========	===	=========	===	=========	===	=========	===	===========

The accompanying notes are an integral part of these interim financial statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

		Six months ended		Six months ended		November 22, 2004 (Inception)

		April 30, 2006		April 30, 2005		to April 30, 2006

Cash Flows From Operating Activities
Net loss		$(14,133)		$(2,988)		$(22,123)

Change in non-cash working capital balance related to operations:
Accounts payable and accrued liabilities		(1,027)		-		3,973

Net cash used in operations		(15,160)		(2,988)		(18,150)

Cash Flows From Investing Activities
Oil and Gas Property		(65,701)		-		(173,663)

Net cash used in investing activities		(65,701)		-		(173,663)

Cash Flows From Financing Activities
Capital stock issued		-		61,000		61,000
Due to related party		27,225		281		133,467

Net cash provided by financing activities		27,225		61,281		194,467

Increase (Decrease) In Cash		(53,636)		-		2,654

Cash, Beginning		56,290		-		-

Cash, Ending		$2,654		$58,293		$2,654
====================================	===	===========	===	===========	===	===========

Supplementary Cash Flow Information
Cash paid for:
Interest		$-		$-		$-
Income taxes		$-		$-		$-
====================================	===	===========	===	===========	===	===========

The accompanying notes are an integral part of these interim financial statements

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2006
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Lodge Bay Oil & Gas Corp. (the “Company”) is an exploration stage company that was organized to enter into the oil and gas industry.  The Company intends to locate, explore, acquire and develop oil and gas properties in Canada and the United States.

During fiscal 2005, the Company entered into a Farm Out Agreement with Odin Capital Inc. to acquire a 2% working interest in the Leduc formation test well. If the testing is successful the Company will share in the revenue produced by this well. If testing does not go as planned, and according to geological analysis, the Company will seek to acquire other prospective lands thought to bear oil or gas targets.

Going concern
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $22,123 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement of its common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Unaudited interim financial statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation    S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2005 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on November 22, 2004 in the State of Nevada.  The Company’s fiscal year end is October 31.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2006
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and gas properties
The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits.  Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate.

Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves, as determined by independent consultants, with oil and gas being converted to a common unit of measure based on their relative energy content.

The costs of acquisition and exploration of unproved oil and gas properties, including any related capitalized interest expense, are not subject to depletion, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage are also not subject to depletion. Costs not subject to depletion are periodically assessed for possible impairment or reductions in value. If a reduction in value has occurred, costs subject to depletion are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

The Company applies a ceiling test to capitalized costs which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the estimated future net revenues from production of proven reserves at year end at market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties.  If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

Asset retirement obligations
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties.   As of April 30, 2006 management has determined that there are no material asset retirement obligations.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2006
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments
The fair value of the Company’s financial assets and financial liabilities (cash, accounts payable and accrued liabilities and amounts due to related party) approximate their carrying values due to the immediate or short-term maturity of these financial instruments, except for the amount due to related party which is valued at the exchange amount as the fair value of can not be reliably measured.

Loss per common share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.  Because the Company does not have any potentially dilutive securities the diluted loss per share is equal to the basic loss per share.

Income taxes
In accordance with SFAS No. 109 “Accounting for Income Taxes” the Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at April 30, 2006 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

Stock-based compensation
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning on February 1, 2006. The Company did not record any compensation expense in 2006 because there were no stock options outstanding prior to the adoption or at April 30, 2006.

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2006
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation
The Company’s functional currency is the United States Dollar. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

NOTE 3 – OIL AND GAS PROPERTY

Strachan Leduc Reef Prospect
By agreement dated September 23, 2005, the Company acquired a 2% working interest in the Leduc formation test well located in Alberta, Canada, by way of a Farm out Agreement with Odin Capital Inc. for $107,962. During the period ended April 30, 2006 the Company’s share of exploration expenditures were $65,701 (October 31, 2005-Nil) and these expenses were capitalized in accordance with the full cost method of accounting for oil and gas properties. This property is unproven.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 90,000,000 common shares and 10,000,000 preferred shares both with a par value of $0.001 per share.

During the period ended October 31, 2005, the Company issued 600,000 common shares at $0.10 per share for cash proceeds of $60,000, of which $59,400 was recorded as additional paid-in capital.

During the period ended October 31, 2005, the Company issued 1,000,000 common shares at $0.001 for cash proceeds of $1,000 (Refer to Note 5).

To April 30, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period ending October 31, 2005, the Company issued 1,000,000 common shares for cash proceeds of $1,000 to its sole director and was charged $1,280 for administration expenses by its sole director.

At April 30, 2006 the Company owed its sole director $133,467 ($149,483- Canadian) (October 31, 2005-$106,242) which bears no interest, is repayable on demand and is denominated in Canadian dollars.

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2006
(Unaudited)

NOTE 6 – INCOME TAXES

As of April 30, 2006, the Company had net operating loss carry forwards of approximately $22,000 that may be available to reduce future years’ taxable income and will expire commencing 2025. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax asset relating to these tax loss carry forwards.

The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company’s effective tax rate is as follows:

Net operating loss		$4,740
	===	=========
Statutory tax rate		15%
	===	=========
Effective tax rate		-
	===	=========

Deferred tax asset		3,318
Valuation allowance		(3,318)

Net deferred tax asset		$-
	===	=========

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Regarding Forward-looking Statements

This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate,"  "expect,"  "may,"  "project,"  "intend" or similar expressions.

This section must be read in conjunction with the financial statements included in this Quarterly Report.

Plan of Operation

Lodge Bay Oil & Gas Corp., a Nevada corporation, was incorporated on November 22, 2004.  The Company is engaged in the exploration, development, acquisition and operation of oil and gas properties. Because these activities are capital intensive and because the assets and financial resources of the Company are limited, we have conducted our business by purchasing small interests in oil and gas exploration and production ventures.

Pursuant to an agreement with Odin Capital Inc. dated September 23, 2005, we paid for a 2% share of the costs of drilling a test well into the Strachan Leduc reef formation located in Alberta, Canada. This well was expected to reach a depth of 4,050 meters and the anticipated costs were $6,349,426 CDN in total. The drilling was complete and casing finished on March 19, 2006 and total costs to April 30, 2006 are $8,200,000 CDN.  Our share of this amount is $173,633 (201,147 CDN). The test well went over budget due to difficulties during drilling. It is anticipated that test flowing will be delayed until July of 2006 because of poor weather conditions in the area during spring. Furthermore, the operator expects additional costs of approximately $1,400,000 CDN, our share being $28,000 CDN to complete flow testing at which time it will be determined if the well has enough reserves for paying quantities. Once this final cash call is paid, earning will be effective on the well and the spacing unit containing rights in four sections of land. We will then have the option to participate on any future operations through the Farmor, Odin Capital Inc.

We are currently researching and evaluating potential participation in other prospects in Canada and the United States.

For the three months ending April 30, 2006, the Company had no revenue, as was the case for the three months ending April 30, 2005.

Our net cash used by operating activities for the six months ended April 30, 2006 was $15,160 against $2,988 for the comparable period in 2005.   Our management believes that to continue to conduct our business beyond the next financial quarter and to acquire additional interests in oil and gas projects, we will need additional funding from:

  the offer and sale of our capital stock;
  loans in addition to the $133,467 already borrowed from the Company’s president, Mr. Barry Swanson;
  revenues from our working interests, if they ever materialize.

Funding from any or all of these sources will have to be sufficient to pay our day to day operational needs and then, in addition, supply necessary funds for acquisitions.  There is no guarantee that required funds will be available to us for these purposes.  The Company is expecting to participate in an additional Farmout agreement with Odin Capital in the next 12 months and additional funds will need to be raised through one of the methods listed above.

The Company does not expect to purchase or sell any plant or significant equipment, nor increase our number of employees (currently the Company has no employees), during the next 12 months.

Off Balance Sheet Arrangements

N/A

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and  procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosures and procedures are effective. Also, based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

The Company’s chief executive officer and chief financial officer have concluded that there were not significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation. There were no control actions with regard to significant deficiencies and material weaknesses. There has been no material change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s fiscal quarter for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II   OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 2.  Changes in Securities and Use of Proceeds

N/A

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Securities Holders

N/A

Item 5.  Other Matters

N/A

Item 6. Exhibits
31	Certificate pursuant to Rule 13a-14(a)
32	Certificate pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE                                     TITLE                                          DATE

/s/ BARRY SWANSON                    President and Director                  June 30, 2006
(Principal Executive Officer,
Chief Financial Officer and
Chief Accounting Officer)