Form 10QSB
period 2006-07-31
LODGE BAY OIL & GAS CORP.
filed 2006-09-11
CIK 1310482

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2006	Commission File Number 333-132236

LODGE BAY OIL & GAS CORP.
 (Exact name of small business issuer as specified in its charter)

Nevada	98-0441419
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Suite 4 – 3750 Edgemont Blvd, North Vancouver, British Columbia, Canada	V7R 2P7
(Address of Principal Executive Offices)	(Zip Code)

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

July 31, 2006

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

BALANCE SHEETS

		July 31,		October 31,
		2006		2005
		(Unaudited)		(Audited)
ASSETS

Current
Cash		$1,613		$56,290

Oil and gas property, unproven (Note 3)		202,603		107,962

		$204,216		$164,252
===============================================	===	==========	====	==========

LIABILITIES

Current
Accounts payable and accrued liabilities		$5,183		$5,000
Due to related party (Note 5)		166,224		106,242

		171,407		111,242

STOCKHOLDERS’ EQUITY

Common stock (Note 4)
Authorized:
90,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with $0.001 par value

Issued and outstanding:
1,600,000 common shares (October 31, 2006 - 1,600,000)		1,600		1,600
Additional paid-in capital		59,400		59,400

Deficit accumulated during the exploration stage		(28,191)		(7,990)

		32,809		53,010

		$204,216		$164,252
===============================================	===	==========	====	==========

Nature and Continuance of Operations (Note 1)

The accompanying notes are an integral part of these interim financial statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Three months ended		Nine months ended		November 22, 2004 (Inception)		November 22, 2004 (Inception)

		July 31, 2006		July 31, 2005		July 31, 2006		to July 31, 2005		to July 31, 2006

Expenses

Office and general		$230		$-		$725		$1,708		$3,638
Professional fees		5,838		-		10,083		1,280		24,553

Net Loss		$(6,068)		$-		$(10,808)		$(2,988)		$(28,191)
===================	===	=========	===	=========	===	=========	===	=========	===	=========

Basic And Diluted Loss Per Share		$(0.00)		$(0.00)		$(0.01)		$(0.00)
===================	===	=========	===	=========	===	=========	===	=========	===	=========

Weighted Average Number Of Common Shares Outstanding		1,600,000		1,600,000		1,600,000		1,600,000
===================	===	=========	===	=========	===	=========	===	=========	===	=========

The accompanying notes are an integral part of these interim financial statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine months ended		November 22, 2004 (Inception)		November 22, 2004 (Inception)

		July 31, 2006		to July 31, 2005		to July 31, 2006

Cash Flows From Operating Activities
Net loss		$(10,808)		$(2,988)		$(28,191)

Change in non-cash working capital balance related to operations:
Accounts payable and accrued liabilities		(1,636)		-		5,183

Net cash used in operating activities		(12,444)		(2,988)		(23,008)

Cash Flows From Investing Activities
Oil and Gas Property		(65,810)		-		(202,603)

Net cash used in investing activities		(65,810)		-		(202,603)

Cash Flows From Financing Activities
Capital stock issued		-		61,000		61,000
Due to related party		59,982		281		166,224

Net cash provided by financing activities		59,982		61,281		227,224

Increase (Decrease) In Cash		(18,272)		58,293		1,613

Cash, Beginning		19,885		-		-

Cash, Ending		$1,613		$58,293		$1,613
=================================	===	===========	====	============	====	============

Supplementary Cash Flow Information
Cash paid for:
Interest		$-		$-		$-
Income taxes		$-		$-		$-
=================================	===	===========	====	============	====	============

The accompanying notes are an integral part of these interim financial statements

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
July 31, 2006
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

Going concern
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $28,191 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement of its common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Unaudited interim financial statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2005 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the nine months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

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
July 31, 2006
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

Asset retirement obligations
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties.   As of July 31, 2006 management has determined that there are no material asset retirement obligations.

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
July 31, 2006
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments
The fair value of the Company’s financial assets and financial liabilities (cash, accounts payable and accrued liabilities and amounts due to related party) approximate their carrying values due to the immediate or short-term maturity of these financial instruments, except for the amount due to related party which is valued at the exchange amount as the fair value cannot be reliably measured.

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

Income taxes
In accordance with SFAS No. 109 “Accounting for Income Taxes” the Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at July 31, 2006 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning on February 1, 2006. The Company did not record any compensation expense in 2006 because there were no stock options outstanding prior to the adoption or at July 31, 2006.

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation
The Company’s functional currency is the United States Dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

NOTE 3 – OIL AND GAS PROPERTY

Strachan Leduc Reef Prospect
By agreement dated September 23, 2005, the Company acquired a 2% working interest in the Leduc formation test well located in Alberta, Canada, by way of a Farm out Agreement with Odin Capital Inc. for $107,962. During the period ended July 31, 2006 the Company’s share of exploration expenditures were $94,641 (October 31, 2005-Nil) and these expenses were capitalized in accordance with the full cost method of accounting for oil and gas properties. This property is unproven.

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

To July 31, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period ending October 31, 2005, the Company issued 1,000,000 common shares for cash proceeds of $1,000 to its sole director and was charged $1,280 for administration expenses by its sole director.

At July 31, 2006 the Company owed its sole director $166,224 ($184,675 - Canadian) (October 31, 2005-$106,242) which bears no interest, is repayable on demand and is denominated in Canadian dollars.

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
July 31, 2006
(Unaudited)

NOTE 6 – INCOME TAXES

As at October 31, 2005 the Company has estimated tax loss carry forwards for tax purposes of approximately $8,000 which expire in 2025.  This amount may be applied against future federal taxable income.  The Company evaluates the carrying value of the deferred tax assets relating to tax loss carry forwards and the valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.  As the criteria for recognizing deferred income tax assets has not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current period.

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

Pursuant to an agreement with Odin Capital Inc. dated September 23, 2005, we paid for a 2% share of the costs of drilling a test well into the Strachan Leduc reef formation located in Alberta, Canada. This well was expected to reach a depth of 4,050 meters and the anticipated costs were $6,349,426 CDN in total. The drilling was complete and casing finished on March 19, 2006 and total costs to July 31, 2006 are in excess of $10,000,000 CDN.  Our share of this amount is $202,603 (224,889 CDN). The test well went over budget due to difficulties during drilling. It is anticipated that test flowing will proceed in September, 2006 at which time it will be determined if the well has enough reserves for paying quantities. Earning is now effective on the well and the spacing unit containing rights in four sections of land. We now have the option to participate on any future operations through the Farmor, Odin Capital Inc.

We are currently researching and evaluating potential participation in other prospects in Canada and the United States.

For the three months ending July 31, 2006, the Company had no revenue, as was the case for the three months ending July 31, 2005.

Our net cash used by operating activities for the six months ended July 31, 2006 was $12,444 against $2,988 for the comparable period in 2005.   Our management believes that to continue to conduct our business beyond the next financial quarter and to acquire additional interests in oil and gas projects, we will need additional funding from:

  the offer and sale of our capital stock;
  loans in addition to the $166,224 already borrowed from the Company’s president, Mr. Barry Swanson;
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

N/A

Item 3.   Defaults Upon Senior Securities

N/A

Item 4.   Submission of Matters to a Vote of Securities Holders

N/A

Item 5.   Other Matters

N/A

Item 6.   Exhibits

31.1     Certificate pursuant to Rule 13a-14(a)
32.1     Certificate pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE                                     TITLE                                          DATE

/s/ BARRY SWANSON                    President and Director                  September 8, 2006
(Principal Executive Officer,
Chief Financial Officer and
Chief Accounting Officer)