Form 10KSB
period 2006-10-31
LODGE BAY OIL & GAS CORP.
filed 2007-01-09
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number: 333-132236

Lodge Bay Oil & Gas Corp.
(Name of small business issuer in its charter)

Nevada	98-0441419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 – 3750 Edgemont Blvd, North Vancouver, BC	V7R 2P7
(Address of principal executive offices)	(postal code)

Issuer’s telephone number: 604-908-4925

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

State issuer’s revenue for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not yet publicly traded

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,600,000 common shares as at October 31, 2006

Transitional Small Business Disclosure Format (Check One): Yes [  ]  No [X]

TABLE OF CONTENTS

Lodge Bay Oil & Gas Corp.

PART I

Item 1. Description of Business

Lodge Bay Oil & Gas Corp., a Nevada corporation ("Lodge Bay Oil & Gas"), was incorporated on November 22, 2004. Lodge Bay Oil & Gas is engaged in the exploration of oil and gas properties. Because such activities are capital intensive and because the assets and financial resources of Lodge Bay Oil & Gas are limited, we have conducted our business by purchasing a small interest in oil and gas exploration ventures, with additional such purchases planned for the future as financing and revenues allow.

Strachan Prospect

Pursuant to an agreement with Odin Capital Inc. dated September 23, 2005, Lodge Bay Oil & Gas paid for a 2% share of the costs of drilling a test well at 14 of 9-38-9-W5M, which extends into the Strachan Leduc reef formation located in Alberta, Canada. This well was expected to reach a depth of 4,050 meters and the anticipated costs were $6,349,426 CDN in total. The drilling was complete and casing finished on March 19, 2006 and total costs to October 31, 2006 are in excess of $10,000,000 CDN.  Our share of this amount is $202,603 (approximately $224,889 CDN). The test well went over budget due to difficulties during drilling. Furthermore, the operator has experienced difficulties in performing test flows on the well. It is now anticipated that test flowing will proceed in the winter of 2006 at which time it will be determined if the well has enough reserves for paying quantities. Earning is now effective on the well and the spacing unit containing rights in four sections of land. We now have the option to participate on any future operations through the Farmor, Odin Capital Inc.

In exchange for us paying 2.0000% of all costs associated with drilling, testing, and completing the test well on the property which we refer to as the Leduc formation test well, we have earned:

a)	in the Spacing Unit for the Earning Well:
	i)	a 1.000% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the Leduc formation; and
ii)

a 2.000% interest in the natural gas in the Leduc formation before payout subject to payment of the Overriding Royalty which is convertible upon payout at royalty owners option to 50% of our Interest; and

b)	a 0.800% interest in the rights below the base of the Shunda formation in Section 10, Township 38, Range 9W5M.
c)	a 0.6445% interest in the rights below the base of the Shunda formation in Section 15 and 16, Township 38, Range 9W5M, down to the base of the deepest formation penetrated.

We are currently researching and evaluating potential participation in other prospects in Canada and the United States.

Market for Our Products and Services

The oil and gas property that we now own and those that we may later acquire a percentage of interest in will have an operator who will be responsible for marketing production.

The availability of a ready market for oil and gas, and the prices of such oil and gas, depends upon a number of factors, which are beyond our control. These include, among other things:
  the level of domestic production;
  actions taken by foreign oil and gas producing nations;
  the availability of pipelines with adequate capacity;
  the availability and marketing of other competitive fuels;
  fluctuating and seasonal demand for oil, gas and refined products; and
  the extent of governmental regulation and taxation (under both present and future legislation) of the production, importation, refining, transportation, pricing, use and allocation of oil, gas, refined products and alternative fuels.

In view of the many uncertainties affecting the supply and demand for crude oil, gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the gas and oil produced for sale.

Competition

The oil producing properties and exploratory drilling prospects, and gas industry is highly competitive in all its phases. Properties in which we have an interest will encounter strong competition from many other oil and gas producers, including many that possess substantial financial resources, in acquiring economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain their properties.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark.

Research and Development

We did not incur any research and development expenditures in the fiscal years ended October 31, 2006 or 2005.

Existing and Probable Governmental Regulation

We monitor and comply with current government regulations that affect our activities, although our operations may be adversely affected by changes in government policy, regulations or taxation. There can be no assurance that we will be able to obtain all of the necessary licenses and permits that may be required to carry out our exploration and development programs. It is not expected that any of these controls or regulations will affect our operations in a manner materially different than they would affect other natural gas and oil companies operating in the areas in which we operate.

United States Government Regulation

The United States federal government and various state and local governments have adopted laws and regulations regarding the protection of human health and the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, wetlands, or where pollution might cause serious harm, and impose substantial liabilities for pollution resulting from drilling operations, particularly with respect to operations in onshore and offshore waters or on submerged lands. These laws and regulations may increase the costs of drilling and operating wells. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government. Production of any oil and gas by properties in which we have an interest will be affected to some degree by state regulations. States have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes and the regulations are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or pro-ration unit.

Any exploration or production on Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property whether owned or leased will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Canadian Government Regulation

The natural gas and oil industry is subject to extensive controls and regulations imposed by various levels of government. It is not expected that any of these controls or regulations will affect our operations in a manner materially different than they would affect other natural gas and oil companies of similar size.

Pricing and Marketing Natural Gas

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts continue to meet certain criteria prescribed by the NEB and the Government of Canada. Natural gas exports for a term of less than two years or for a term of two to 20 years (in quantities of not more than 30,000 m 3 /day), must be made pursuant to an NEB order. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export license from the NEB and the issue of such a license requires the approval of the Governor in Council.

The government of Alberta also regulates the volume of natural gas that may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

Royalties and Incentives

In addition to federal regulation, each province has legislation and regulations that govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of natural gas and oil production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production, and the rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

Land Tenure

Crude natural gas and oil located in the western provinces is owned predominantly by the respective provincial governments. Provincial governments grant rights to explore for and produce natural gas and oil pursuant to leases, licenses and permits for varying terms from two years and on conditions set forth in provincial legislation including requirements to perform specific work or make payments. Natural gas and oil located in such provinces can also be privately owned and rights to explore for and produce such natural gas and oil are granted by lease on such terms and conditions as may be negotiated.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws. However, costs could occur at any time through industrial accident or in connection with a terrorist act or a new project. Costs could extend into the millions of dollars for which we could be totally liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

We have no employees other than our sole officer, Mr. Barry Swanson.

Item 2. Description of Property

We maintain our corporate office at 4 – 3750 Edgemont Blvd, North Vancouver, BC. This office space is being provided as an accommodation to us from our sole director where we can receive mail and perform other minimal corporate functions. When operations increase and we grow in size, we will rent larger office space in downtown Vancouver. At the present time, we do not have any real estate holdings and there are no plans to acquire any real estate interests.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which our sole officer, director, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not currently listed on any public stock exchange.

Holders of Our Common Stock

As of October 31, 2006, we had forty two (42) holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. We have not paid a dividend with respect to our common stock since our incorporation. We do not expect to pay a dividend on our common stock in the foreseeable future.

Our ability to pay dividends is restricted by provisions of the Nevada Business Corporation Act which provides that a Nevada corporation may only pay   dividends if, after giving effect to the dividend, the corporation would be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than its total liabilities plus the amount that would be needed (if dissolution were to occur at the time of the dividend) to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. At the present time, there are no shareholders who have any preferential rights.

Recent Sales of Unregistered Securities

No sale of unregistered securities took place during the year ended October 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans granted during the year ended October 31, 2006.

Item 6. Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Results of Operations for the Years Ended October 31, 2006 and 2005

For the year ending October 31, 2006 the company had no revenue, as was the case for the year ending October 31, 2005.

Our net cash used by operating activities for the year ended October 31, 2006 was $27,312 against $2,990 for the comparable period in 2005.   Our management believes that to continue to conduct our business beyond the next financial year and to acquire additional interests in oil and gas projects, we will need additional funding from:
  the offer and sale of our capital stock;

  loans in addition to the $172,625 already borrowed from the Company’s president, Mr. Barry Swanson;

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

The Company does not expect to purchase or sell any plant or significant equipment, nor increase our number of employees (currently the Company has one employee, our sole director and officer), during the next 12 months.

We incurred operating costs and expenses in the amount of $30,342 for the year ended October 31, 2006, compared to operating costs and expenses in the amount of $7,990 for the year ended October 31, 2005. Our expenses for the year ended October 31, 2006 consisted primarily of professional fees in the amount of $27,334. Our expenses for the year ended October 31, 2006 consisted primarily of professional fees in the amount of $6,280.The increase in professional fees in primarily attributable to legal and audit/accounting work relating to our registration. We anticipate that our operating expenses will increase during the year ended October 31, 2007.

Our net loss for the year ended October 31, 2006 was $30,342, compared to a net loss of $7,990 in the prior year.

Liquidity and Capital Resources

As of October 31, 2006 we had current assets of $720 in cash. Our total current liabilities as of October 31, 2006 were $180,655. As a result, we had a working capital deficit of $179,935 as of October 31, 2006.

We currently generate zero revenue and have negative working capital of $179,935. As a result, we will need additional financing and/or loans from our sole director, in order to sustain our business operations and acquire additional properties during the year ended October 31, 2007. We intend to fund operations over the next twelve months through increased revenue from oil and gas sales resulting from our property acquisitions and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the next twelve months. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. It is uncertain whether we will be able to obtain the necessary financing. If we are unable to obtain additional financing, the full implementation of our business plan will be impaired.

Operating activities used $27,312 in cash for the year ended October 31, 2006. Our net loss of $30,342 was the primary component of our negative operating cash flow.

Investing activities during the year ended October 31, 2006 consisted of $94,641 for our portion of the drilling costs of our sole property.

Cash flows provided by financing activities during the year ended October 31, 2006 consisted of $66,383 related to loans from our sole director and officer.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in the year ended October 31, 2006 are as follows:

a.	Property acquisition costs, and
b.

We obtained financing through loans for our sole director and officer. We believe that additional issuance of stock and/or debt financing will be required to satisfy our projected expenditures in 2007.

Off Balance Sheet Arrangements

As of October 31, 2006 there were no off balance sheet arrangements.

Going Concern

We incurred a net loss of $38,332 for the period from inception to October 31, 2006. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We plan to seek additional financing through debt and/or equity financing arrangements to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Asset retirement obligations

The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties.   As of October 31, 2006 management has determined that there are no material asset retirement obligations.

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

Income taxes

In accordance with SFAS No. 109 “Accounting for Income Taxes” the Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at October 31, 2006 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning on February 1, 2006. The Company did not record any compensation expense in 2006 because there were no stock options outstanding prior to the adoption or at October 31, 2006.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning November 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Item 7. Financial Statements
The following audited financial statements are filed as part of this annual report:
Report of Independent Registered Public Accounting Firm;

Balance sheets as at October 31, 2006 and October 31, 2005;

Statements of Operations for the years ended October 31, 2006 and October 31, 2005;

Statement of Stockholders’ Equity (Deficiency) and Comprehensive Loss for the Years Ended October 31, 2006 and October 31, 2005;

Statements of Cash Flows for the Years Ended October 31, 2006 and October 31, 2005 and Cumulative period from inception November 22, 2004 to October 31, 2006;

Notes to Financial Statements;

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

October 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Lodge Bay Oil & Gas Corp.

We have audited the accompanying balance sheets of Lodge Bay Oil & Gas Corp. (An Exploration Stage Company) as of October 31, 2006 and 2005 and the statements of operations, stockholders’ equity and cash flows for the year ended October 31, 2006, the period from November 22, 2004 (inception) to October 31, 2005 and the period from November 22, 2004 (inception) to October 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders’ equity for the year ended October 31, 2006, the period from November 22, 2004 (inception) to October 31, 2005, and the period from November 22, 2004 (inception) to October 31, 2006 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
November 30, 2006

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	October 31,	October 31,
	2006	2005

ASSETS

Current
Cash	$720	$56,290

Oil and gas property, unproven (Note 3)	202,603	107,962

	$203,323	$164,252
======================================================================

LIABILITIES

Current
Accounts payable and accrued liabilities	$8,030	$5,000
Due to related party (Note 5)	172,625	106,242

	180,655	111,242

STOCKHOLDERS’ EQUITY

Common stock (Note 4)
Authorized:
90,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with a par value of $0.001

Issued and outstanding:
1,600,000 common shares (2005 - 1,600,000)	1,600	1,600
Additional paid-in capital	59,400	59,400

Deficit accumulated during the exploration stage	(38,332)	(7,990)

	22,668	53,010

	$203,323	$164,252
======================================================================

Nature and Continuance of Operations (Note 1)

The accompanying notes are an integral part of these financial statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended	Year ended	November 22, 2004 (Inception)
	October 31, 2006	October 31, 2005	to October 31, 2006

Expenses

Office and general	$3,008	$1,710	$4,718
Professional fees	27,334	6,280	33,614

Net Loss	$(30,342)	$(7,990)	$(38,332)
==============================================================================

Basic And Diluted Loss Per Share	$(0.02)	$(0.01)
==============================================================================

Weighted Average Number of Common Shares Outstanding –Basic and Diluted	1,600,000	1,532,800
==============================================================================

The accompanying notes are an integral part of these financial statements

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM NOVEMBER 22, 2004 (INCEPTION)
TO OCTOBER 31, 2006

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total

Balance, November 22, 2004	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share – November 23, 2004	1,000,000	1,000	-	-	1,000
Common stock issued for cash at $0.10 per share December 01, 2004 to February 28, 2005	600,000	600	59,400	-	60,000
Net loss for the period November 22, 2004 (inception) to October 31, 2005	-	-	-	(7,990)	(7,990)

Balance, October 31, 2005	1,600,000	1,600	59,400	(7,990)	53,010

Net loss	-	-	-	(30,342)	(30,342)

Balance, October 31, 2006	1,600,000	$ 1,600	$ 59,400	$ (38,332)	$ 22,668
====================================================================================

The accompanying notes are an integral part of these financial statements.

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

		Year ended		Year ended		November 22, 2004 (Inception)
		October 31, 2006		October 31, 2005		to October 31, 2006

Cash Flows From Operating Activities
Net loss		$(30,342)		$(7,990)		$(38,332)
Change in non-cash working capital balance related to operations:
Accounts payable and accrued liabilities		3,030		5,000		8,030

Net cash used in operating activities		(27,312)		(2,990)		(30,302)

Cash Flows From Investing Activities
Oil and Gas Property		(94,641)		(107,962)		(202,603)

Net cash used in investing activities		(94,641)		(107,962)		(202,603)

Cash Flows From Financing Activities
Capital stock issued		-		61,000		61,000
Due to related party		66,383		106,242		172,625

Net cash provided by financing activities		66,383		167,242		233,625

Increase (Decrease) In Cash		(55,570)		56,290		720

Cash, Beginning		56,290		-		-

Cash, Ending		$720		$56,290		$720
=========================================	===	==========	===	==========	===	=============

Supplementary Cash Flow Information
Cash paid for:
Interest		$-		$-		$-
Income taxes		$-		$-		$-
===================================================================================

The accompanying notes are an integral part of these financial statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Lodge Bay Oil & Gas Corp. (the “Company”) is an exploration stage company that was organized to enter into the oil and gas industry.  The Company intends to locate, explore, acquire and develop oil and gas properties in Canada and the United States.

During fiscal 2005, the Company entered into a Farm Out Agreement with Odin Capital Inc. to acquire a 2% working interest in the Leduc formation test well. If the testing is successful the Company will share in the revenue produced by this well. If testing does not go as planned, and according to geological analysis, the Company will seek to acquire other prospective oil or gas targets.

Going concern
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $38,332 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement of its common stock or further director loans if needed.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

Oil and gas properties (continued)
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

Asset retirement obligations
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties.   As of October 31, 2006 management has determined that there are no material asset retirement obligations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
In accordance with SFAS No. 109 “Accounting for Income Taxes” the Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at October 31, 2006 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning on February 1, 2006. The Company did not record any compensation expense in 2006 because there were no stock options outstanding prior to the adoption or at October 31, 2006.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning November 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

NOTE 3 – OIL AND GAS PROPERTY

Strachan Leduc Reef Prospect
By agreement dated September 23, 2005, the Company acquired a 2% working interest in the Leduc formation test well located in Alberta, Canada, by way of a Farm out Agreement with Odin Capital Inc. for $107,962.  As at October 31, 2006 the Company’s share of exploration expenditures were $202,603 (2005-$107,962) and these expenditures were capitalized in accordance with the full cost method of accounting for oil and gas properties. This property is unproven.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 90,000,000 common shares and 10,000,000 preferred shares both with par values of $0.001 per share.

During the period ended October 31, 2005, the Company issued 600,000 common shares at $0.10 per share for cash proceeds of $60,000, of which $59,400 was recorded as additional paid-in capital.

During the period ended October 31, 2005, the Company issued 1,000,000 common shares at $0.001 for cash proceeds of $1,000 (Refer to Note 5).

To October 31, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended October 31, 2005, the Company issued 1,000,000 common shares for cash proceeds of $1,000 to its sole director and was charged $1,280 for administration expenses by its sole director.

At October 31, 2006 the Company owed its sole director $172,625 ($205,424 - Canadian) (October 31, 2005-$106,242) which bears no interest, is repayable on demand and is denominated in Canadian dollars.

NOTE 6 – INCOME TAXES

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	October 31, 2006 $	October 31, 2005 $

Net Operating Loss	30,342	7,990
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–

Deferred Tax Asset	10,316	2,716
Valuation Allowance	(10,316)	(2,716)

Net Deferred Tax Asset	–	–

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Barry Swanson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2006 our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the year ended October 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the name of our current director and executive officer, his age and present positions with the Company as of November 30, 2006.

Name	Age	Office(s) Held
Barry Swanson	44	President, Chief Executive Officer, Chief Financial Officer & Director and Secretary

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Barry Swanson

Barry Swanson has been the President, Secretary, Chief Executive Officer, Chief Financial Officer and Director of the Company since its inception. Mr. Swanson is a chartered accountant by profession, and a member in good standing of the institute of chartered accountants of British Columbia. Prior to joining the company, Mr. Swanson was a portfolio manager and Vice President with a discretionary investment management firm in Vancouver, providing investment management to Canadian pension plans, foundations, retail programs and various private clients.  Mr. Swanson received a diploma of technology, finance from the British Columbia Institute of Technology in 1990 and became a Chartered Accountant with the Institute of Chartered Accountants of British Columbia in 1993. He completed level one of the CFA program in 2002. Mr. Swanson is registered with the BC Securities Commission as an advising partner and officer. During the last 5 years, Mr. Swanson has not served as an officer or director of any public companies.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no employees other than our sole officer and director.

Family Relationships

There are no family relationships between or among the director, executive officer or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert intend to retain outside consultants who possess these attributes as needed.

For the fiscal year ending October 31, 2006, the board of directors:
  Reviewed and discussed the audited financial statements with management, and

  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.
Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended October 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Code of Ethics Disclosure

We have adopted a Code of Ethics for Financial Executives or other persons performing similar functions.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:
  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

  compliance with applicable governmental laws, rules and regulations;

  the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate         person or persons identified in the Code of Business Conduct and Ethics; and

  accountability for adherence to the Code of Business Conduct and Ethics.
Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Lodge Bay Oil & Gas Corp. 4 – 3750 Edgemont Blvd, North Vancouver, British Columbia Canada V7R 2P7.

Item 10 . Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years, since inception.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Barry Swanson	CEO & CFO	2006 2005 2004	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a

Compensation to Directors

No compensation has been paid to a director of the company since inception.

Summary of Options Grants

We did not grant any stock options during the year ended October 31, 2006 to any of our named executive officers.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of November 30, 2006, and by the officers and directors, individually and as a group. All shares are owned directly.

Title  of                                         Name  and  address                     Amount  of                         Percent
  class                                            of beneficial owner                 beneficial ownership                 of class

Common Stock                               Barry Swanson                     1,000,000  shares                    62.5%
                                                       4 – 3750 Edgemont Blvd
                                                       North Vancouver, BC
                                                       V7R 2P7

Common Stock                               All Officers and
                                                       Directors                              1,000,000  shares                    62.5%
                                                       as a Group that
                                                       consists  of
                                                       one person

The percent of class is based on 1,600,000 shares of common stock issued and outstanding as of November 30, 2006.

Item 12. Certain Relationships and Related Transactions

We have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 6, 2006).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on March 6, 2006).
(10)	Material Contracts
10.1	Agreement with Odin Capital Inc. dated September 23, 2005 (incorporated by reference from our Registration Statement on Form SB-2, filed on March 6, 2006).
10.2	Lending Agreement with Barry Swanson (incorporated by reference from our Registration Statement on Form SB-2, filed on March 6, 2006).
(31)	Certification
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the fiscal years ended October 31, 2006 and October 31, 2005 were approximately $10,000 and $5,000 respectively.

Audit-Related Fees
Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees
The aggregate fees billed by our auditors for professional services for tax compliance $750 for the fiscal year ended October 31, 2005.

All Other Fees
The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended October 31, 2006 and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LODGE BAY OIL & GAS CORP.

By:	/s/ Barry Swanson
Barry Swanson Principal Executive Officer & Chief Financial Officer December 14, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:	/s/ Barry Swanson
Barry Swanson Director December 14, 2006