Form 10QSB
period 2007-01-31
LODGE BAY OIL & GAS CORP.
filed 2007-03-06
CIK 1310482

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 2007	Commission File Number 333-132236

LODGE BAY OIL & GAS CORP.
 (Exact name of small business issuer as specified in its charter)

Nevada	98-0441419
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Suite 4 – 3750 Edgemont Blvd, North Vancouver, British Columbia, Canada	V7R 2P7
(Address of Principal Executive Offices)	(Zip Code)

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

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of January 31, 2007 the Company had 1,600,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes        No   X

Item 1.   Financial Statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2007

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

Lodge Bay Oil and Gas Corp.
(An Exploration Stage Company)

BALANCE SHEETS

	January 31,	October 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$104	$720

Oil and Gas Property, unproven (Note 3)	202,603	202,603

	$202,707	$203,323
==========================================================================

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,394	$8,030
Due to related party (Note 5)	180,602	172,625

	185,996	180,655

STOCKHOLDERS’ EQUITY

Common Stock (Note 4)
Authorized:
90,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with $0.001 par value
Issued and Outstanding:
1,600,000 common shares (October 31, 2006: 1,600,000)	1,600	1,600
Additional paid-in capital	59,400	59,400

Deficit accumulated during the exploration stage	(44,289)	(38,332)

	16,711	22,668

	$202,707	$203,323
==========================================================================

Nature and Continuance of Operations (Note 1)

The accompanying notes are an integral part of these interim financial statements

Lodge Bay Oil and Gas Corp.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	November 22, 2004 (Inception)

	January 31, 2007	January 31, 2006	to January 31, 2007

Expenses
Office and general	$480	$1,203	$5,198
Professional fees	5,477	8,190	39,091

Net Loss	$5,957	$9,393	$44,289
===============================================================================

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
================================================================

Weighted Average Number of Common Shares Outstanding	1,600,000	1,600,000
================================================================

The accompanying notes are an integral part of these interim financial statements

Lodge Bay Oil and Gas Corp.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended	November 22, 2004 (Inception)

	January 31, 2007	January 31, 2006	to January 31, 2007

Cash Flows From Operating Activities
Net loss	$(5,957)	$(9,393)	$(44,289)
Change in non-cash working capital balance related to operations:
Accounts payable and accrued liabilities	(2,636)	1,819	5,394

Net cash used in operations	(8,593)	(7,574)	(38,895)

Cash Flows From Investing Activities
Acquisition of oil and gas property	-	(28,831)	(202,603)

Net cash used in investing activities	-	(28,831)	(202,603)

Cash Flows From Financing Activities
Common stock issued	-	-	61,000
Due to related party	7,977	-	180,602

Net cash provided by financing activities	7,977	-	241,602

Increase (Decrease) In Cash	(616)	(36,405)	104

Cash, Beginning	720	56,290	-

Cash, Ending	$104	$19,885	$104
===================================================================================

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
===================================================================================

The accompanying notes are an integral part of these interim financial statements

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2007
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

Going concern
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $44,289 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement of its common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Unaudited interim financial statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation    S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2006 included in the Company’s Annual Report on Form 10KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

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

JANUARY 31, 2007
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

Asset retirement obligations
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties.   As of January 31, 2007 management has determined that there are no material asset retirement obligations.

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

JANUARY 31, 2007
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

Loss per common share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.  Because the Company does not have any potentially dilutive securities, basic loss per share is equal to dilutive loss per share.

Income taxes
In accordance with SFAS No. 109 “Accounting for Income Taxes” the Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at January 31, 2007 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these losses carry forwards.

Stock-based compensation
The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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

Recent Accounting Pronouncement
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)

NOTE 3 – OIL AND GAS PROPERTY

Strachan Leduc Reef Prospect
By agreement dated September 23, 2005, the Company acquired a 2% working interest in the Leduc formation test well located in Alberta, Canada, by way of a Farm out Agreement with Odin Capital Inc. for $107,962. During the period ended January 31, 2007 the Company’s share of exploration expenditures were Nil (October 31, 2006- $202,603).This property is unproven.

NOTE 4 – COMMON STOCK

The Company’s authorized capital is 90,000,000 common shares and 10,000,000 preferred shares both with a par value of $0.001 per share.

During the period ended October 31, 2005, the Company issued 600,000 common shares at $0.10 per share for cash proceeds of $60,000, of which $59,400 was recorded as additional paid-in capital.

During the period ended October 31, 2005, the Company issued 1,000,000 common shares at $0.001 for cash proceeds of $1,000.

To January 31, 2007 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

At January 31, 2007 the Company owed its sole director $180,602 ($213,110- Canadian) (October 31, 2006-$172, 625) which bears no interest, is repayable on demand and is denominated in Canadian dollars.

NOTE 6 – INCOME TAXES

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	January 31, 2007 $	October 31, 2006 $

Net Operating Losses	5,957	30,342
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–

Deferred Tax Asset	15,058	13,032
Valuation Allowance	(15,058)	(13,032)

Net Deferred Tax Asset	–	–

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

Plan of Operation

Lodge Bay Oil & Gas Corp., a Nevada corporation, was incorporated on November 22, 2004.  The Company is engaged in the exploration, development, acquisition and operation of oil and gas properties. Because these activities are capital intensive and because the assets and financial resources of the Company are limited, we are conducting our business by purchasing small interests in oil and gas exploration and production ventures. Currently we are involved in one such project located in Alberta, Canada.

Pursuant to an agreement with Odin Capital Inc. dated September 23, 2005, we paid for a 2% share of the costs of drilling a test well into the Strachan Leduc reef formation located in Alberta, Canada. This well was expected to reach a depth of 4,050 meters and the anticipated costs were $6,349,426 CDN in total. The drilling was complete and casing finished on March 19, 2006 and total costs to January 31, 2007 are in excess of $10,000,000 CDN.  Our share of this amount is $202,603 (224,889 CDN). The test well went over budget due to difficulties during drilling. Furthermore, the operator did not proceed with test flowing previously because of technical difficulties encountered in the well and mixed opinions from the geologists involved in the well. We have now received notification from the operator that flow testing will begin before March 15, 2007 following which, it will be determined if the well has enough reserves for paying quantities. Earning is now effective on the well and the spacing unit containing rights in four sections of land. We now have the option to participate on any future operations through the Farmor, Odin Capital Inc.

For the three months ending January 31, 2007 the Company had no revenue, as was the case for the three months ending January 31, 2006.

Our net cash used by operating activities for the three months ended January 31, 2007 was $8,593 compared with $7,574 for the three months ended January 31, 2006. Our management believes that to continue to conduct our business beyond the next financial quarter and to acquire additional interests in oil and gas projects, we will need additional funding from:
  the offer and sale of our capital stock;
  loans in addition to the $180,602 already borrowed from the Company’s president, Mr. Barry Swanson;
  revenues from our working interests, if they ever materialize.

Funding from any or all of these sources will have to be sufficient to pay our day to day operational needs and then, in addition, supply necessary funds for acquisitions.  There is no guarantee that required funds will be available to us for these purposes.  The Company may participate in an additional Farmout agreement with Odin Capital in the next 12 months and additional funds would need to be raised through one of the methods listed above. Furthermore, the Company is researching and evaluating other business opportunities in North America.

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

SIGNATURE                                   TITLE                                       DATE

/s/ BARRY SWANSON                  President and Director                March 2, 2007
(Principal Executive Officer,
Chief Financial Officer and
Chief Accounting Officer)