Form 10QSB
period 2007-04-30
LODGE BAY OIL & GAS CORP.
filed 2007-06-08
CIK 1310482

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: April 30 , 2007	Commission File Number 333-132236

LODGE BAY OIL & GAS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0441419
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Suite 4 – 3750 Edgemont Blvd, North Vancouver, British Columbia, Canada	V7R 2P7
(Address of Principal Executive Offices)	(Zip Code)

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

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 30, 2007 the Company had 1,600,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes        No   X

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

April 30, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	April 30,	October 31,
	2007	2006
	(Unaudited)
ASSETS

Current
Cash	$70	$720

Oil and Gas Property, unproven	202,603	202,603

	$202,673	$203,323
========================================================================

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,300	$8,030
Due to related party	185,783	172,625

	190,083	180,655

CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY

Common stock
Authorized:
90,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with $0.001 par value
Issued and outstanding:
1,600,000 common shares (October 31, 2006: 1,600,000)	1,600	1,600
Additional paid-in capital	59,400	59,400
Deficit accumulated during the exploration stage	(48,410)	(38,332)

	12,590	22,668

	$202,673	$203,323
========================================================================

The accompanying notes are an integral part of these financial statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended	November 22, 2004 (Inception)

	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006	to April 30, 2007

Expenses
Office and general	$935	$495	$1,416	$1,698	$6,133
Professional fees	3,185	4,245	8,662	12,435	42,277

Net Loss	$(4,120)	$(4,740)	$(10,078)	$(14,133)	$(48,410)
=================================================================================

Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
=================================================================================

Weighted Average Number Of Basic and Diluted Common Shares Outstanding	1,600,000	1,600,000	1,600,000	1,600,000
=================================================================================

The accompanying notes are an integral part of these financial statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended	November 22, 2004 (Inception)

	April 30, 2007	April 30, 2006	to April 30, 2007

Cash Flows From Operating Activities
Net loss	$(10,078)	$(14,133)	$(48,410)
Change in non-cash working capital balance:
Accounts payable and accrued liabilities	(3,730)	(1,027)	4,300

Net cash used in operations	(13,808)	(15,160)	(44,110)

Cash Flows From Investing Activities
Oil and Gas Property	-	(65,701)	(202,603)

Net cash used in investing activities	-	(65,701)	(202,603)

Cash Flows From Financing Activities
Capital stock issued	-	-	61,000
Due to related party	13,158	27,225	185,783

Net cash provided by financing activities	13,158	27,225	246,783

Increase (Decrease) In Cash	(650)	(53,636)	70

Cash, Beginning	720	56,290	-

Cash, Ending	$70	$2,654	$70
===============================================================================

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
===============================================================================

The accompanying notes are an integral part of these financial statements

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2007
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Unaudited interim financial statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2006 included in the Company’s Form 10KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the six months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

Going concern
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $48,410 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement of its common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

Plan of Operation

Lodge Bay Oil & Gas Corp., a Nevada corporation, was incorporated on November 22, 2004.  The Company is engaged in the exploration, development, acquisition and operation of oil and gas properties. Because these activities are capital intensive and because the assets and financial resources of the Company are limited, we  conduct our business by purchasing small interests in oil and gas exploration and production ventures. Currently we are involved in one such project located in Alberta, Canada.

Pursuant to an agreement with Odin Capital Inc. dated September 23, 2005, we paid for a 2% share of the costs of drilling a test well into the Strachan Leduc reef formation located in Alberta, Canada. This well was expected to reach a depth of 4,050 meters and the anticipated costs were $6,349,426 CDN in total. The drilling was complete and casing finished on March 19, 2006 and total costs to April 30, 2007 are in excess of $10,000,000 CDN.  Our share of this amount is $202,603 (224,889 CDN). The test well went over budget due to difficulties during drilling. Furthermore, the operator did not proceed with test flowing previously because of technical difficulties encountered in the well and mixed opinions from the geologists involved in the well. We have now received notification from the operator that flow testing has begun and should be completed before June 30, 2007 following which, it will be determined if the well has enough reserves for paying quantities. Earning is now effective on the well and the spacing unit containing rights in  four sections of land. We now have the option to participate on any future operations through the Farmor, Odin Capital Inc.

We are currently researching and evaluating potential participation in other energy prospects and business opportunities in Canada and the United States.

For the three months ending April 30, 2007 the Company had no revenue, as was the case for the three months ending April 30, 2006.

Our net cash used by operating activities for the six months ended April 30, 2007 was $13,808 compared with $15,160 for the six months ended April 30, 2006. Our management believes that to continue to conduct our business beyond the next financial quarter and to acquire additional interests in oil and gas projects, we will need additional funding from:

  the offer and sale of our capital stock;
  loans in addition to the $185,783 already borrowed from the Company’s president, Mr. Barry Swanson;
  revenues from our working interests, if they ever materialize.

Funding from any or all of these sources will have to be sufficient to pay our day to day operational needs and then, in addition, supply necessary funds for acquisitions.  There is no guarantee that required funds will be available to us for these purposes.  The Company may participate in an additional Farmout agreement with Odin Capital in the next 12 months andadditional funds would need to be raised through one of the methods listed above. Furthermore, the Company is researching and evaluating other business opportunities in North America.

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

SIGNATURE                                     TITLE                                          DATE

/s/ BARRY SWANSON                    President and Director                  June 7, 2007
(Principal Executive Officer,
Chief Financial Officer and
Chief Accounting Officer)