Form 10QSB
period 2007-07-31
LODGE BAY OIL & GAS CORP.
filed 2007-09-13
CIK 1310482

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: July 31, 2007	Commission File Number 333-132236

LODGE BAY OIL & GAS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0441419
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4 – 3750 Edgemont Blvd, North Vancouver, British Columbia, Canada	V7R 2P7
(Address of Principal Executive Offices)	(Zip Code)

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

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of September 10, 2007 the Company had 1,600,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes        No   X

Item 1.   Financial Statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

July 31, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	July 31,	October 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$38	$720

Oil and gas property, unproven	202,603	202,603

	$202,641	$203,323
====================================================================

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,345	$8,030
Due to related party (Note 2)	189,922	172,625

	193,267	180,655

STOCKHOLDERS’ EQUITY

Common stock
Authorized:
90,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with $0.001 par value

Issued and outstanding:
1,600,000 common shares (October 31, 2006 - 1,600,000)	1,600	1,600
Additional paid-in capital	59,400	59,400

Deficit accumulated during the exploration stage	(51,626)	(38,332)

	9,374	22,668

	$202,641	$203,323
====================================================================

The accompanying notes are an integral part of these financial statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended	November 22, 2004 (Inception)
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006	to July 31, 2007

Expenses

Office and general	$1,472	$230	$2,887	$725	$7,605
Professional fees	1,745	5,838	10,407	10,083	44,021

Net Loss	$(3,217)	$(6,068)	$(13,294)	$(10,808)	$(51,626)
==========================================================================================

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
==========================================================================================

Weighted Average Number Of Common Shares Outstanding	1,600,000	1,600,000	1,600,000	1,600,000
==========================================================================================

The accompanying notes are an integral part of these financial statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended	November 22, 2004 (Inception)
	July 31, 2007	July 31, 2006	to July 31, 2007

Cash Flows From Operating Activities
Net loss	$(13,294)	$(10,808)	$(51,626)
Change in non-cash working capital balance
Accounts payable and accrued liabilities	(4,685)	(1,636)	3,345

Net cash used in operating activities	(17,979)	(12,444)	(48,281)

Cash Flows From Investing Activities
Oil and Gas Property	-	(65,810)	(202,603)

Net cash used in investing activities	-	(65,810)	(202,603)

Cash Flows From Financing Activities
Capital stock issued	-	-	61,000
Due to related party	17,297	59,982	189,922

Net cash provided by financing activities	17,297	59,982	250,922

Increase (Decrease) In Cash	(682)	(18,272)	38

Cash, Beginning	720	19,885	-

Cash, Ending	$38	$1,613	$38
==========================================================================

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
==========================================================================

The accompanying notes are an integral part of these financial statements

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2007
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Unaudited interim financial statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation    S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2006 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

NOTE 2 – RELATED PARTY TRANSACTIONS

At July 31, 2007 the Company owed its sole director $189,922 ($223,467 - Canadian) (October 31, 2006 - $172,625) which bears no interest, is repayable on demand and is denominated in Canadian dollars.

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

Pursuant to an agreement with Odin Capital Inc. dated September 23, 2005, we paid for a 2% share of the costs of drilling a test well into the Strachan Leduc reef formation located in Alberta, Canada. This well was expected to reach a depth of 4,050 meters and the anticipated costs were $6,349,426 CDN in total. The drilling was complete and casing finished on March 19, 2006 and total costs to July 31, 2007 are in excess of $10,000,000 CDN.  Our share of this amount is $202,603 (224,889 CDN). The test well went over budget due to difficulties during drilling. Furthermore, the operator did not proceed with test flowing previously because of technical difficulties encountered in the well and mixed opinions from the geologists involved in the well. Flow testing has been delayed previously, however, we have received notification from the operator that flow testing has begun and should be completed before September 30, 2007 following which, it will be determined if the well has enough reserves for paying quantities. Earning is now effective on the well and the spacing unit containing rights in  four sections of land. We now have the option to participate on any future operations through the Farmor, Odin Capital Inc.

For the three months ending July 31, 2007 the Company had no revenue, as was the case for the three months ending July 31, 2006.

Comment on expenses

Our net cash used by operating activities for the nine months ended July 31, 2007 was $17,979 compared with $12,444 for the nine months ended July 31, 2006. Our management believes that to continue to conduct our business beyond the next financial quarter and to acquire additional interests in oil and gas projects, we will need additional funding from:

  the offer and sale of our capital stock;
  loans in addition to the $189,922 already borrowed from the Company’s president, Mr. Barry Swanson;
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

SIGNATURE                                     TITLE                                          DATE

/s/ BARRY SWANSON                    President and Director                  September 10, 2007
(Principal Executive Officer,
Chief Financial Officer and
Chief Accounting Officer)