Form 10KSB
period 2007-10-31
LODGE BAY OIL & GAS CORP.
filed 2008-01-22
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Has not traded

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,600,000 common shares as at October 31, 2007

Transitional Small Business Disclosure Format (Check One):  Yes [  ]  No [X]

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

Strachan Prospect

Pursuant to an agreement with Odin Capital Inc. dated September 23, 2005, Lodge Bay Oil & Gas paid for a 2% share of the costs of drilling a test well at 14 of 9-38-9-W5M, which extends into the Strachan Leduc reef formation located in Alberta, Canada. This well was expected to reach a depth of 4,050 meters and the anticipated costs were $6,349,426 CDN in total. The drilling was complete and casing finished on March 19, 2006 and total costs to October 31, 2006 are in excess of $10,000,000 CDN.  Our share of this amount is $202,603 (approximately $224,889 CDN). The test well went over budget due to difficulties during drilling. Furthermore, the operator did not proceed with test flowing previously because of technical difficulties encountered in the well and mixed opinions from the geologists involve in the well. We have now received notification from the operator that a determination has been made to abandon the Strachan Prospect well as the operator and other interested parties feel that there is little chance of this well producing gas in paying quantities. Accordingly, we have recorded a full impairment of value for this property.

Earning is effective on the well and the spacing unit containing rights in four sections of land. Therefore, we  have the option to participate on any future operations through the Farmor, Odin Capital Inc.

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

We are currently researching and evaluating other business opportunities in North America.

Market for Our Products and Services

The oil and gas property that we now own and those that we may later acquire an interest in will have an operator who will be responsible for marketing production.

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

Research and Development

We did not incur any research and development expenditures in the fiscal years ended October 31, 2007 or 2006.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is listed on the OTC BB, symbol LBOG.

Holders of Our Common Stock

As of October 31, 2007, we had forty two (42) holders of record of our common stock.

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

Recent Sales of Unregistered Securities

No sale of unregistered securities took place during the year ended October 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans granted during the year ended October 31, 2007.

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

Results of Operations for the Years Ended October 31, 2007 and 2006

For the year ending October 31, 2007 the Company had no revenue, as was the case for the year ending October 31, 2006.

Our net cash used by operating activities for the year ended October 31, 2007 was $19,629 against $27,312 for the comparable period in 2006.   Our management believes that to continue to conduct our business beyond the next financial year and to acquire additional interests in oil and gas projects, we will need additional funding from:

  the offer and sale of our capital stock;

  loans in addition to the $236,338 already borrowed from the Company’s president, Mr. Barry Swanson;

  revenues from our future working interests, if they ever materialize.

Funding from any or all of these sources will have to be sufficient to pay our day to day operational needs and then, in addition, supply necessary funds for acquisitions.  There is no guarantee that required funds will be available to us for these purposes.  The Company is researching and evaluating other business opportunities and additional funds will need to be raised through one of the methods listed above.

The Company does not expect to purchase or sell any plant or significant equipment, nor increase our number of employees (currently the Company has one employee, our sole director and officer), during the next 12 months.

We incurred operating costs and expenses in the amount of $267,143 for the year ended October 31, 2007, compared to operating costs and expenses in the amount of $30,342 for the year ended October 31, 2006. Our expenses for the year ended October 31, 2007 consisted primarily of impairment in value of our sole oil and gas property of $202,603 and a foreign exchange loss of 44,799 on conversion of loans from a related party . Other expenses for the year included professional fees in the amount of $16,451. Our expenses for the year ended October 31, 2006 consisted primarily of professional fees in the amount of $27,334. The decrease in professional fees is primarily attributable to legal and audit/accounting work relating to our registration in fiscal 2006. We anticipate that our operating expenses will increase during the year ended October 31, 2008.

Our net loss for the year ended October 31, 2007 was $267,143 compared to a net loss of $30,342 in the prior year.

Liquidity and Capital Resources

As of October 31, 2007 we had current assets of $5 in cash. Our total current liabilities as of October 31, 2007 were $244,480. As a result, we had a working capital deficit of $244,475 as of October 31, 2007.

We currently generate zero revenue and have negative working capital of $244,475. As a result, we will need additional financing and/or loans from our sole director, in order to sustain our business operations and acquire additional properties during the year ended October 31, 2008. We intend to fund operations over the next twelve months through increased revenue from oil and gas sales resulting from our property acquisitions and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the next twelve months. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. It is uncertain whether we will be able to obtain the necessary financing. If we are unable to obtain additional financing, the full implementation of our business plan will be impaired.

Operating activities used $19,629 in cash for the year ended October 31, 2007.  Professional fees of $16,451 was the primary component of our negative operating cash flow.

Investing activities during the year ended October 31, 2007 consisted of $ nil as no further expenditures were made on our sole property.

Cash flows provided by financing activities during the year ended October 31, 2007 consisted of $18,914 related to loans from our sole director and officer.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in the year ended October 31, 2007 are as follows:

  Professional fees, and

  We obtained financing through loans for our sole director and officer. We believe that additional issuance of stock and/or debt financing will be required to satisfy our projected expenditures in 2008.

Off Balance Sheet Arrangements

As of October 31, 2007 there were no off balance sheet arrangements.

Going Concern

We incurred a net loss of $305,475 for the period from inception to October 31, 2007. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We plan to seek additional financing through debt and/or equity financing arrangements to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

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

Asset retirement obligations

The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties.  As of October 31, 2007 management has determined that there are no material asset retirement obligations.

Income taxes

In accordance with SFAS No. 109 “Accounting for Income Taxes” the Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at October 31, 2007 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Item 7.  Financial Statements

 The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm;

Balance Sheets;

Statements of Operations

Statement of Stockholders’ Deficit

Statements of Cash Flows

Notes to Financial Statements;

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

October 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Lodge Bay Oil & Gas Corp.:

We have audited the accompanying balance sheets of Lodge Bay Oil & Gas Corp. (An Exploration Stage Company) as of October 31, 2007 and 2006 and the statements of operations, stockholders’ deficit and cash flows for the years ended October 31, 2007 and 2006 and the period from November 22, 2004 (inception) to October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended October 31, 2007 and 2006, and the period from November 22, 2004 (inception) to October 31, 2007 in accordance with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
December 31, 2007

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	October 31,	October 31,
	2007	2006

ASSETS

Current
Cash	$5	$720

Oil and gas property, unproven (Note 3)	-	202,603

	$5	$203,323
====================================================================

LIABILITIES

Current
Accounts payable and accrued liabilities	$8,142	$8,030
Due to related party (Note 5)	236,338	172,625

	244,480	180,655

STOCKHOLDERS’ DEFICIT

Contingency (Note 1)

Common stock (Note 4)
Authorized:
90,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with a par value of $0.001
Issued and outstanding:
1,600,000 common shares (2006 - 1,600,000)	1,600	1,600
Additional paid-in capital	59,400	59,400
Deficit accumulated during the exploration stage	(305,475)	(38,332)

	(244,475)	22,668

	$5	$203,323
====================================================================

The accompanying notes are an integral part of these financial statements

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended	Year ended	November 22, 2004 (Inception)
	October 31, 2007	October 31, 2006	to October 31, 2007

Expenses

Impairment of oil and gas property (Note 3)	$202,603	$-	$202,603
Foreign exchange loss	44,799	-	44,799
Office and general	3,290	3,008	8,008
Professional fees	16,451	27,334	50,065

Net Loss	$(267,143)	$(30,342)	$(305,475)
===============================================================================

Basic and Diluted Loss per Share	$(0.17)	$(0.02)
================================================================

Weighted Average Number of Common Shares Outstanding –Basic and Diluted	1,600,000	1,600,000
================================================================

The accompanying notes are an integral part of these financial statements

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 22, 2004
(INCEPTION) TO OCTOBER 31, 2007

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total
	Number of Shares	Amount

Balance, November 22, 2004	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share – November 23, 2004	1,000,000	1,000	-	-	1,000
Common stock issued for cash at $0.10 per share December 1, 2004 to February 28, 2005	600,000	600	59,400	-	60,000
Net loss	-	-	-	(7,990)	(7,990)

Balance, October 31, 2005	1,600,000	1,600	59,400	(7,990)	53,010

Net loss	-	-	-	(30,342)	(30,342)

Balance, October 31, 2006	1,600,000	1,600	59,400	(38,332)	22,668

Net loss	-	-	-	(267,143)	(267,143)

Balance, October 31, 2007	1,600,000	$ 1,600	$ 59,400	$ (305,475)	$ (244,475)
=============================================================================

The accompanying notes are an integral part of these financial statements.

LODGE BAY OIL AND GAS CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	November 22, 2004 (Inception)
	October 31, 2007	October 31, 2006	to October 31, 2007

Cash Flows from Operating Activities
Net loss	$(267,143)	$(30,342)	$(305,475)
Adjusted for items not affecting cash:
Foreign exchange loss	44,799	-	44,799
Impairment of oil and gas property	202,603	-	202,603
Change in non-cash working capital balance related to operations:
Accounts payable and accrued liabilities	112	3,030	8,142

Net cash used in operating activities	(19,629)	(27,312)	(49,931)

Cash Flows from Investing Activities
Oil and Gas Property	-	(94,641)	(247,402)

Net cash used in investing activities	-	(94,641)	(247,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Due to related party	18,914	66,383	236,338

Net cash provided by financing activities	18,914	66,383	297,338

Increase (Decrease) in Cash	(715)	(55,570)	5

Cash, Beginning	720	56,290	-

Cash, Ending	$5	$720	$5
================================================================================

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
================================================================================

The accompanying notes are an integral part of these financial statements

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
October 31, 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Lodge Bay Oil & Gas Corp. (the “Company”) is an exploration stage company that was organized to enter into the oil and gas industry.  The Company intends to locate, explore, acquire and develop oil and gas properties in Canada and the United States.

Going concern
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $305,475 at October 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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
October 31, 2007

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

Asset retirement obligations
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties.   As of October 31, 2007 management has determined that there are no material asset retirement obligations.

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

Financial instruments
The fair value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments, except for the amount due to related party which is valued at the exchange amount as the fair value cannot be reliably measured.

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
October 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
In accordance with SFAS No. 109 “Accounting for Income Taxes” the Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at October 31, 2007 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

Stock-based compensation
The Company has not adopted a stock option plan and therefore has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

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

Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning on or after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

LODGE BAY OIL & GAS CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
October 31, 2007

NOTE 3 – OIL AND GAS PROPERTY

Strachan Leduc Reef Prospect
By agreement dated September 23, 2005, the Company acquired a 2% working interest in the Leduc formation test well located in Alberta, Canada, by way of a Farm out Agreement with Odin Capital Inc. for $107,962.  As at October 31, 2007 the Company’s share of exploration expenditures were $94,641 (2006-$94,641) Management has determined that the value of this property is impaired and accordingly has fully impaired its carrying value of $202,603 in fiscal 2007.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 90,000,000 common shares with a par value of $0.001 per share and 10,000,000 preferred shares with a par value of $0.001 per share.

To October 31, 2007 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

At October 31, 2007 the Company owed its sole director $236,338 ($225,084 - Canadian) (October 31, 2006-$172,625) which bears no interest, is repayable on demand and is denominated in Canadian dollars.

All related party transactions are conducted in the ordinary course of business and measured at the exchange amount, which is the consideration established and agreed to by the related parties.

NOTE 6 – INCOME TAXES

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

The significant components of the Company’s deferred tax assets are as follows:

	October 31, 2007 $	October 31, 2006 $

Net Operating Loss	267,143	30,342
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–
Expected income tax recovery	90,829	10,316
Unrecognized current benefit of operating losses	(90,829)	(10,316)

Total income taxes	–	–

Deferred Tax Asset	103,862	13,033
Valuation Allowance	(103,862)	(13,033)

Net Deferred Tax Asset	–	–

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A.  Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Barry Swanson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2007 our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the year ended October 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 8B.  Other information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the name of our current director and executive officer, his age and present positions with the Company as of December 31, 2007.

Name	Age	Office(s) Held
Barry Swanson	45	President, Chief Executive Officer, Chief Financial Officer & Director and Secretary

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Barry Swanson

 Barry Swanson has been the President, Secretary, Chief Executive Officer, Chief Financial Officer and Director of the Company since its inception. Mr. Swanson is a chartered accountant by profession, and a member in good standing of the institute of chartered accountants of British Columbia. Mr. Swanson is also a Director and portfolio manager for Van Arbor Asset Management, a private investment management firm. In addition, he is an officer and director of Universal Power Corp. a Canadian exploration company listed on the TSX venture exchange. Mr. Swanson received a diploma of technology, finance from the British Columbia Institute of Technology in 1990 and became a Chartered Accountant with the Institute of Chartered Accountants of British Columbia in 1993. He completed level one of the CFA program in 2002. Mr. Swanson is registered with the BC Securities Commission as a portfolio manager and advising partner.

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

For the fiscal year ending October 31, 2007, the board of directors:

  Reviewed and discussed the audited financial statements with management, and

  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended October 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

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

Item 10.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years, since inception.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Barry Swanson	CEO & CFO	2007 2006 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Compensation to Directors

No compensation has been paid to a director of the company since inception.

Summary of Options Grants

We did not grant any stock options during the year ended October 31, 2007 to any of our named executive officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2007, and by the officers and directors, individually and as a group. All shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common Stock	Barry Swanson 4 – 3750 Edgemont Blvd. North Vancouver, BC V7R 2P7	1,000,000 shares	62.5%

Common Stock	All Officers and Directors as a Group that consists of one person	1,000,000 shares	62.5%

The percent of class is based on 1,600,000 shares of common stock issued and outstanding as of December 31, 2007.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the fiscal years ended October 31, 2007 and October 31, 2006 were approximately $11,500 and $12,650 respectively.

Audit-Related Fees
Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees
The aggregate fees billed by our auditors for professional services for tax compliance $750 for the fiscal year ended October 31, 2006.

All Other Fees
The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended October 31, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LODGE BAY OIL & GAS CORP.

By:	/s/ Barry Swanson
Barry Swanson Principal Executive Officer & Chief Financial Officer January 18, 2008

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:	/s/ Barry Swanson
Director January 18, 2008