Form 10QSB
period 2008-01-31
LODGE BAY OIL & GAS CORP.
filed 2008-03-14
CIK 1310482

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 2008	Commission File Number 333-132236

LODGE BAY OIL & GAS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0441419
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

314 – 837 West Hastings St, Vancouver, BC	V6C 2T5
(Address of Principal Executive Offices)	(Zip Code)

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

Yes        No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of January 31, 2008 the Company had 1,600,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes        No   X

Item 1.  Financial Statements

Lodge Bay Oil and Gas Corp.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

January 31, 2008

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTE TO THE FINANCIAL STATEMENTS

Lodge Bay Oil and Gas Corp.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2008	2007

ASSETS
Current
Cash	$-	$5

	$-	$5
========================================================================

LIABILITIES

Current
Accounts payable and accrued liabilities	$12,528	$8,142
Due to related party	229,056	236,338

	241,584	244,480

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized:
90,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with $0.001 par value

Issued and Outstanding:
1,600,000 common shares (October 31, 2007: 1,600,000)	1,600	1,600
Additional paid-in capital	59,400	59,400
Deficit Accumulated During the Exploration Stage	(302,584)	(305,475)

	(241,584)	(244,475)

	$-	$5
========================================================================

The accompanying note is an integral part of these financial statements

Lodge Bay Oil and Gas Corp.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
	Three monthsended	Three monthsEnded	November 22, 2004 (Inception)
	January 31, 2008	January 31, 2007	to January 31, 2008

EXPENSES
Foreign exchange (gain) loss	$(11,254)	$-	$33,545
Impairment of oil and gas property	-	-	202,603
Office and general	89	480	8,097
Professional fees	8,274	5,477	58,339

NET (INCOME) LOSS	$(2,891)	$5,957	$302,584
===============================================================================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$0.00
================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,600,000	1,600,000
================================================================

The accompanying note is an integral part of these financial statements

Lodge Bay Oil and Gas Corp.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended	Cumulative from November 22, 2004 (Inception)
	January 31, 2008	January 31, 2007	to January 31, 2008

Cash Flows from Operating Activities
Net income (loss)	$2,891	$(5,957)	$(302,584)
Adjusted for items not affecting cash: Foreign exchange (gain)loss for due to related party	(11,254)	-	33,545
Impairment of oil and gas property			202,603
Change in non-cash working capital balance related to operations:
Accounts payable and accrued liabilities	4,386	(2,636)	12,528

Net cash used in operations	(3,977)	(8,593)	(53,908)

Cash Flows from Investing Activities
Oil and Gas Property	-	-	(247,402)

Net cash used in investing activities	-	-	(247,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Due to related party	3,972	7,977	240,310

Net cash provided by financing activities	3,972	7,977	301,310

Decrease In Cash	(5)	(616)	-

Cash, Beginning	5	720	-

Cash, Ending	$-	$104	$-
================================================================================

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
================================================================================

The accompanying note is an integral part of these financial statements

1.      Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to financial statements for the year ended October 31, 2007 included in the Company’s Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ended October 31, 2008.

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

Plan of Operation

Lodge Bay Oil & Gas Corp., a Nevada corporation, was incorporated on November 22, 2004.  The Company has been engaged in the exploration, development, acquisition and operation of oil and gas properties. Because these activities are capital intensive and because the assets and financial resources of the Company are limited, we are conducting our business by purchasing small interests in oil and gas exploration and production ventures. Currently we are not involved in any projects.

For the three months ending January 31, 2008 the Company had no revenue, as was the case for the three months ending January 31, 2007.

Our net cash used by operating activities for the three months ended January 31, 2008 was $(3,977) compared with $8,593 for the three months ended January 31, 2007. Our management believes that to continue to conduct our business beyond the next financial quarter and to acquire additional interests in oil and gas projects, we will need additional funding from:
  the offer and sale of our capital stock;
  loans in addition to the $229,056 already borrowed from the Company’s president, Mr. Barry Swanson;
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

SIGNATURE                                     TITLE                                          DATE

/s/ BARRY SWANSON                    President and Director                  March 12, 2008
(Principal Executive Officer,
Chief Financial Officer and
Chief Accounting Officer)