Form 10QSB
period 2008-04-30
Intelbahn Inc.
filed 2008-06-16
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-52560

INTELBAHN INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0441419
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

314-837 West Hastings Street, Vancouver, BC Canada V6C 3N6
(Address of principal executive offices)

604-684-6412
(Issuer's telephone number)

Lodge Bay Oil & Gas Corp.
4 – 3750 Edgemont Blvd, North Vancouver, BC, Canada V7R 2P7
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
35,750,000 common shares issued and outstanding as of June 13, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2008

BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO THE FINANCIAL STATEMENTS

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
	2008	2007

ASSETS

Current
Cash	$94	$5

	$94	$5

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,406	$8,142
Due to related party (Note 3)	-	236,338
Loan payable (Note 3)	242,292	-

	249,698	244,480

STOCKHOLDERS’ DEFICIT

Common stock (Note 2)
Authorized:
2,250,000,000 common shares with a par value of $0.001 and
10,000,000 preferred shares with $0.001 par value

Issued and outstanding:
17,875,000 common shares (Oct 31, 2007 – 1,600,000)	17,875	1,600
Additional paid-in capital	43,125	59,400
Deficit accumulated during the development stage	(310,604)	(305,475)

	(249,604)	(244,475)

	$94	$5

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three months			Cumulative from
	months	ended	Six months	Six months	November 22, 2004
	ended		ended	ended	(Inception)
	April 30,	April 30,	April 30,	April 30, 2007	to April 30,
	2008	2007	2008		2008

EXPENSES
Foreign exchange	$-	$-	$(11,254)	$-	$33,545
Impairment of oil and
gas property	-	-	-	-	202,603
Office and general	304	935	393	1,415	8,401
Professional fees	7,716	3,185	15,990	8,662	66,055

NET LOSS	$8,020	$4,120	$5,129	$10,077	$310,604

LOSS PER SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES
OUTSTANDING – BASIC
AND DILUTED	35,820,833	40,000,000	37,933,379	40,000,000

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			from
	Six months	Six months	November 22,
	ended	ended	2004 (Inception)
	April 30,	April 30,	to April 30,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss	$(5,129)	$(10,077)	$(310,604)
Adjustment for items not affecting cash:
Foreign exchange loss	-	-	33,545
Impairment of oil and gas property	-	-	202,603
Change in non-cash working capital balance
related to operations:
Accounts payable and accrued liabilities	(736)	(3,730)	7,406
Net cash used in operations	(5,865)	(13,807)	(67,050)

Cash Flows from Investing Activities
Oil and Gas Property	-	-	(247,402)
Net cash used in investing activities	-	-	(247,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Loan payable	5,954	13,157	253,546
Net cash provided by financing activities	5,954	13,157	314,546

Increase (Decrease) In Cash	89	(650)	94

Cash, Beginning	5	720	-

Cash, Ending	$94	$70	$94

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

5

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information and instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2007 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

NOTE 2 – COMMON STOCK

a) On April 16, 2008, 885,000 shares of a former director of the Company were returned to treasury and cancelled.

b) On April 24, 2008, the Company effected a twenty-five for one split of its authorized and issued and outstanding common stock. As a result of the stock split, the Company’s authorized capital increased to 2,250,000,000 from 90,000,000 common shares with a par value of $0.001 per share, and the issued and outstanding common stock was increased from 1,600,000 shares to 17,875,000 shares after the return of the shares stated in (a) above.

c) All shares and per share information, in these financial statements, have been retroactively restated to reflect the share split.

NOTE 3 – LOAN PAYABLE

The loan relates to advances from the former president of the Company who resigned on April 1, 2008. The loan is unsecured, bears no interest and payable on demand.

NOTE 4 – SUBSEQUENT EVENT

a) On May 28, 2008, the Company entered into a term loan agreement with Gruppo Trimark Management Corp.. The Company can borrow up to $505,000 CDN from the lender, for a period of five years from the date of execution of this agreement. The loan bears interest of 3.98% per annum and the interest shall be due and payable on May 28th of each year during the term of this agreement. The loan is unsecured. The lender has the right at any time to convert the full credit amount outstanding into common stock of the Company based on a conversion price of $0.05 CDN.

b) On June 12, 2008, the Company effected a two for one split of its authorized and issued and outstanding common stock.  As a result of the stock split, the Company’s authorized capital increased to 4,500,000,000 from 2,250,000,000 common shares with a par value of $0.001 per share, and the issued and outstanding common stock was increased from 17,875,000 shares to 35,750,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements are statements that relate to future events, future financial performance or are otherwise projections of future results. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report on Form 10-QSB entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “Intelbahn” mean Intelbahn Inc., unless otherwise indicated. We have no subsidiaries.

Corporate History

We were incorporated in the State of Nevada on November 22, 2004, under the name “Lodge Bay Oil & Gas Corp.” On April 24, 2008, we changed our name to “Intelbahn Inc.” We effected this name change by merging with our wholly owned subsidiary, named “Intelbahn Inc.”, a Nevada corporation that we formed specifically for this purpose. We changed the name of our company to better reflect the direction and business of our company.

In addition, effective April 24, 2008, we effected a 25 for one stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 90,000,000 shares of common stock with a par value of $0.001 to 2,250,000,000 shares of common stock with a par value of $0.001, and our issued and outstanding share capital has increased from 715,000 shares of common stock to 17,875,000 shares of common stock.

The name change and stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 24, 2008.

Effective June 12, 2008, we affected a two for one stock forward split of our authorized and issued and outstanding common and preferred stock. As a result, our authorized capital has increased from:

  2,250,000,000 common shares with a par value of $0.001 to 4,500,000,000 common shares with a par value of $0.001 to 4,500,000,000 common shares with a par value of $0.001; and

  10,000,000 preferred shares with a par value of $0.001 to 20,000,000 preferred shares with a par value of $0.001 to 20,000,000 preferred shares with a par value of $0.001.

Our new CUSIP number for our common stock is 45823N 208.

Our Current Business

We are a development stage company. We are currently seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

As a development stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Plan of Operation

You should read the following discussion of our financial condition and results of operations together with our reviewed but unaudited financial statements and the notes to those reviewed but unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $37,000 in searching for and acquiring a suitable business:

Expense	Cost
General and administrativeexp	$1,000
Management and administrative costs.	6,000
Legal Fees	25,000
Auditor Fees	20,000
Lease	8,000
$60,000

Results of Operations

Second Quarter and Six Months Summary

	Three	Three
	months	months	Six months
	ended	ended	ended	Six months
	April 30,	April 30,	April 30,	ended
	2008	2007	2008	April 30, 2007
Revenue	$-	-	$-	-
Expenses	8,020	4,120	5,129	10,077
Interest and Dividend	-	-	-	-
Income
Net Loss	$8,020	$4,120	$5,129	$10,077

Revenue

We have not had any revenues from operations since inception (November 22, 2004). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that it will ever be profitable.

Expenses

Our operating expenses for the period ended April 30, 2008 and 2007 are outlined in the table below:

	Three
	months	Three months	Six months	Six months
	ended	ended	ended	ended
	April 30,		April 30,
	2008	April 30, 2007	2008	April 30, 2007
EXPENSES
Foreign exchange	$-	$-	$(11,254)	$-
Impairment of oil and gas	-	-	-	-
property
Office and general	304	935	393	1,415
Professional fees	7,716	3,185	15,990	8,662
Total Expenses	8,020	$4,120	$5,129	$10,077

Operating expenses for the six months ended April 30, 2008 decreased by 49% as compared to the comparative period in 2007 primarily as a result of a gain from foreign exchange and a decrease in office and general expenses. Otherwise our professional fees increased by approximately 85% as a result of the former president resigning and our need for increased professional support.

Liquidity and Capital Resources

Working Capital
	As at	As at October 31,	Percentage
	April 30, 2008	2007	Increase / (Decrease)
Current Assets	$94	$5	1780.00%
Current Liabilities	$249,698	$244,480	2.13%
Working Capital	($249,592)	($244,475)	2.10%

Cash Flows
	Six Months Ended	Six Months Ended
	April 30, 2008	April 30, 2007
Cash Flows used in Operating Activities	$(5,865)	$(13,807)
Cash Flows used in Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$5,954	$13,157
Net Increase in Cash During Period	$89	$(650)

Our net cash used by operating activities for the six months ended April 30, 2008 was $89 compared with $(650) for the six months ended April 30, 2007. Our management believes that we will need additional funding from:

  loans in addition to the $242,292 already borrowed from our former president, Mr. Barry Swanson; and,

  depending on the success of our obtaining loans and aquiring a business, the offer and sale of our capital stock.

Future Financings

We anticipate relying on loans from related or third parties in order to continue to fund our business operations and locate and acquire a suitable business. There is no assurance that we will obtain the loans we require. If not, we may sell shares of our equity. There is no guarantee that we will obtain the money that we need through loans and the sale additional securities and we may be unsuccessful in obtaining a new business. If we cannot obtain a new business, our company will fail and investors will lose their entire investment in our company.

There is no assurance that we will find and aquire a suitable business or that if we do acquire a business that it will be successful. Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to our Business

We have no agreement for a business acquisition or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

As at the date of this report, we have no agreement with respect to acquiring a business opportunity or engaging in a business combination with any other company. The success of our company following an entry into any business opportunity will depend to a great extent on the operations, financial condition and management of the business opportunity we choose. While management intends to seek business opportunities with established operating histories, there is no assurance that we will be able to acquire or enter into a business meeting such criteria. In the event that we acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

Upon completion of a business opportunity or acquisition, there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

Our ability to achieve growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including our ability to hire and train management and other employees and the adequacy of our financial resources. There can be no assurance that we will be able to successfully manage any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

If we complete a business acquisition, management of our company may be required to sell or transfer common shares and resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board. The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business acquisition, we may be required to issue a substantial number of common shares which would dilute the shareholdings of our current shareholders and result in a change of control of our company.

We may pursue the acquisition of a business opportunity or a business combination with a private company. The likely result of such a transaction would result in our company issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in the capital of our company will reduce the percentage of common shares owned by existing shareholders and may result in a change in the control of our company and our management.

Risks Related to our Company

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $94 as of April 30, 2008. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. We will require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities and we may raise funds in the future through the sale of additional equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

We may be unsuccessful at identifying, acquiring and operating suitable business opportunities and if we are unable to find, acquire or operate a suitable opportunity for our company, we may never achieve profitable operations.

We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity. Before we begin to have any significant operations, we will have to become involved in a viable business opportunity. In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base. There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 22, 2004 (date of inception) to April 30, 2008 was $310,604. We had cash of $94 as of April 30, 2008. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $5,000 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the period ended April 30, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Risks Associated with Our Common Stock

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

1.	Effective June 12, 2008, we affected a two for one stock forward split of our authorized and issued and outstanding common and preferred stock. As a result, our authorized capital has increased from:

2,250,000,000 common shares with a par value of $0.001 to 4,500,000,000 common shares with a par value of $0.001 to 4,500,000,000 common shares with a par value of $0.001; and

10,000,000 preferred shares with a par value of $0.001 to 20,000,000 preferred shares with a par value of $0.001 to 20,000,000 preferred shares with a par value of $0.001.

Our new CUSIP number for our common stock is 45823N 208.

2.

Effective May 28, 2008, we entered into a term loan agreement (the “Term Loan Agreement”) with Gruppo Primark Management Corporation (“Gruppo”), whereby Gruppo agreed to provide our company with a line of credit in the amount of $505,000 (the “Funds”) for the purposes of paying for general and administrative operating expenses, extend and improve the products marketed, recruit and maintain the employment of staff, develop, test and maintain computer technology, design and create materials for promotion, pay for capital expenditures, pay for regulatory compliance fees, regulatory compliance audits, financial audits, taxes, annual registration fees, industry membership fees and trade registration fees, file and maintain international trademark registrations and patents and pay for any expenses associated with carrying out the plan of business. The Funds will be available for a period of five years from the date of the agreement. The maximum that we can draw down on the line of credit per month is $50,000 unless we request a larger monthly sum by delivering our notice in writing to Gruppo 20 days in advance. All advances under the line of credit will be evidenced by a promissory note from our company to Gruppo. The amounts that we borrow will accrue interest at the rate of 3.98% per annum and shall be due and payable on May 28th of each year during the term of this agreement. Any outstanding interest and all sums drawn down from the Funds, are due and payable on the expiration date. Gruppo has the right to convert all outstanding sums drawn down from the Funds into shares of the common stock of our company at a conversion price of CDN$0.05 per share.

3.	On May 27, 2008, Christine Kilbourn resigned as secretary of our company.

Effective May 27, 2008, Mauro Baessato was elected as secretary of our company. Mr. Baessato is a self employed business administrator. He has been a director of Universal Power Corp. (TSX-V: UNX) since January 2006 and was the president and chief executive officer from January 2006 to May 2007. Mr. Baessato has also been a director of Euoko Group Inc. (OTC BB: EUOK) from August 2000 to April 2003 and the secretary and treasurer from August 2000 to March 2008. Mr. Baessato has also been secretary of Tryx Ventures Corp. (OTC BB: TRYF) from January 2001 to 2006.

Mr. Baessato received a certificate of completion for the Canadian Securities Course from the Canadian Securities Institute in 1999.

Our board of directors consists of Christine Kilbourn.

There are no family relationships between any of our directors or executive officers.

4.

Effective April 24, 2008, we completed a merger with our subsidiary, Intelbahn Inc. As a result, we have changed our name from “Lodge Bay Oil & Gas Corp.” to “Intelbahn Inc.” We have changed the name of our company to better reflect the proposed future direction and business of our company.

In addition, effective April 24, 2008, we effected a 25 for one stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 90,000,000 shares of common stock with a par value of $0.001 to 2,250,000,000 shares of common stock with a par value of $0.001, and our issued and outstanding share capital has increased from 715,000 shares of common stock to 17,875,000 shares of common stock.

The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 24, 2008.

5.

Effective April 1, 2008, Barry Swanson resigned as president, secretary, treasurer and as a director of our company and Christine Kilbourn was appointed president, secretary, treasurer and to our board of directors.

Our board of directors now consists solely of Christine Kilbourn.

There are no family relationships between any of our directors or executive officers

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)
3.4	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008)
3.5	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008)
3.6*	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008
5.1	Opinion of Stepp Law Group, a professional corporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)
10.1	Agreement with Odin Capital Inc. dated September 23, 2005 (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)
10.2	Lending Agreement with Barry Swanson (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)
10.3	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008)
23.1	Consent of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)
23.2	Consent of Stepp Law Group, a professional corporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELBAHN INC.

By: /s/ Christine Kilbourn
Christine Kilbourn
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
June 13, 2008