Form 10QSB
period 2008-07-31
Intelbahn Inc.
filed 2008-09-22
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-52560

INTELBAHN INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0441419
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

314 – 837 West Hastings Street, Vancouver, British Columbia Canada V6C 3N6
(Address of principal executive offices)

604.684.6142
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,750,000 common shares issued and outstanding as of September 8, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2008

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
	2008	2007

ASSETS

Current
Cash	$31,327	$5
Other assets (Note 6)	60,054	-
	91,831	5

Equipment (Note 2)	5,000
	$96,381	$5

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,913	$8,142
Due to related party (Note 3)	-	236,338
Short-term debt (Note 3)	236,622	-
	244,535	244,480

Convertible debt (Note 4)	146,527	-

	391,062	244,480

STOCKHOLDERS’ DEFICIT

Common stock (Note 5)
Authorized:
4,500,000,000 common shares with a par value of $0.001 and
20,000,000 preferred shares with $0.001 par value

Issued and outstanding:
35,750,000 common shares (Oct 31, 2007 – 17,875,000)	35,750	1,600
Additional paid-in capital	25,250	59,400
Deficit accumulated during the development stage	(355,681)	(305,475)

	(294,681)	(244,475)

	$96,381	$5

Commitments (Note 6)

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					from
	Three	Three	Nine		November 22,
	months	months	months	Nine	2004 (Date of
	ended	ended	ended	months ended	Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007	2008

EXPENSES
Consulting fees	$32,082	$-	$32,082	$-	$32,082
Filing fees	6,245	-	6,245	-	6,245
Foreign exchange (gain) loss	2,329	-	(8,925)	-	35,874
Impairment of oil and
gas property	-	-	-	-	202,603
Interest and bank charges	360	-	360	-	360
Management fees	998	-	998	-	998
Office and general	331	1,472	724	2,887	8,732
Professional fees	-	1,745	15,990	10,407	66,055
Transfer agent fee	2,732	-	2,732	-	2,732

NET LOSS	$(45,077)	$(3,217)	$(50,206)	$(13,294)	$(355,681)

LOSS PER SHARE - BASIC AND
DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING – BASIC AND
DILUTED	35,750,000	80,000,000	62,396,898	80,000,000

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			from
	Nine months	Nine months	November 22, 2004
	ended	ended	(Date of Inception)
	July 31,	July 31,	to July 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss	$(50,206)	$(13,294)	$(355,681)
Adjustment for items not affecting cash:
Foreign exchange loss	284	-	45,083
Impairment of oil and gas property	-	-	202,603
Change in non-cash working capital items:
Other assets	(60,054)	-	(60,054)
Accounts payable and accrued liabilities	(229)	(4,685)	7,913
Accrual interest	292	-	292
Net cash used in operations	(109,913)	(17,979)	(159,844)

Cash Flows from Investing Activities
Oil and Gas Property	-	-	(247,402)
Purchase of equipment	(5,000)	-	(5,000)
Net cash used in investing activities	(5,000)	-	(252,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Due to related party	-	17,297	-
Short-term debt	-	-	236,338
Proceeds from convertible debt	146,235	-	146,235
Net cash provided by financing activities	146,235	17,297	443,573

Increase (Decrease) In Cash	31,322	(682)	31,327

Cash, Beginning	5	720	-

Cash, Ending	$31,327	$38	$31,327

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2007 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

NOTE 2 – EQUIPMENT

Equipment comprises the following:

		July 31, 2008		October 31, 2007
		Accumulated
	Cost	Amortization	Net Book Value	Net Book Value

Computer equipment	$5,000	$-	$5,000	$-

NOTE 3 – SHORT-TERM DEBT

At July 31, 2008, the Company owed $236,622 to the former president of the Company who resigned on April 1, 2008. The loan is unsecured, bears no interest and is payable on demand.

NOTE 4 – CONVERTIBLE DEBT

On May 28, 2008, the Company entered into a credit facility agreement with Gruppo Trimark Management Corp (“Gruppo”). The Company can borrow up to CAD $505,000 from the lender, for a period of five years from the date of execution of this agreement. The maximum amount that the Company can draw on is CAD $50,000 in any calendar month unless the Company requests a larger monthly sum by delivering notice in writing to Gruppo 20 days in advance. The balance is unsecured and bears interest of 3.98% per annum. Both the principal and interest are due and payable on the expiration of the credit term (May 28, 2013). The debt carries a convertible feature where Gruppo has the right at any time to convert the full credit amount outstanding into common stock of the Company based on a conversion price of $0.05. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recognized.

As at July 31, 2008, the balance of $146,527 (October 31, 2007 - $Nil) includes accrued interest of $292 (October 31, 2007 $Nil). None of the balance owing was converted to the Company’s common shares.

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008
(Unaudited)

NOTE 5 – COMMON STOCK

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

c)

On June 4, 2008, the Company effected a two for one split of its authorized and issued and outstanding common stock. As a result of the stock split, the Company’s authorized capital increased to 4,500,000,000 from 2,250,000,000 common shares with a par value of $0.001 per share, and the issued and outstanding common stock was increased to 35,750,000 from 17,875,000 shares.

d)	All shares and per share information, in these financial statements, have been retroactively restated to reflect the share splits.

NOTE 6 – COMMITMENTS

a)

On July 7, 2008 the Company entered into an IT services agreement with a consultant. The consultant will provide the Company with information technology consulting services. The agreement is for the period July 7, 2008 to June 30, 2009. During the term of the agreement the Company will pay the consultant $11,260 per month. The Company also paid the consultant a non-recoverable retainer for services of $35,500 upon execution of the agreement. The retainer is included in other assets and is being expensed over the term of the agreement.

b)

On July 7, 2008 the Company entered into an IT services agreement with a consultant. The consultant will provide the Company with information technology consulting services. The agreement is for the period July 7, 2008 to June 30, 2009. During the term of the agreement the Company will pay the consultant $250 per day based on an 8 hour work day.

c)

On July 7, 2008 the Company entered into an IT services agreement with a consultant. The consultant will provide the Company with information technology consulting services. The agreement is for the period July 7, 2008 to June 30, 2009. During the term of the agreement the Company will pay the consultant $9,000 per month. The Company also paid the consultant a non-recoverable retainer for services of $28,500 upon execution of the agreement. The retainer is being expensed over the term of the agreement.

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

Effective June 19, 2008, we affected a two for one stock forward split of our authorized and issued and outstanding common and preferred stock. As a result, our authorized capital has increased from:

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

Effective July 9, 2008, we entered into IT Service Agreements with Andriy Zolotoiy, Ivan Pankov and ZoidSoft, Inc. Pursuant to the terms of the agreement with Andriy Zolotoiy, we have agreed to pay Mr. Zolotoiy a $35,500 non-recoverable retainer and $11,260 monthly for the term of the contact. Pursuant to the terms of the agreement with Ivan Pankov, we have agreed to pay Mr. Pankov $250 per day for the term of the contract, based on an eight (8) hour work day. Pursuant to the terms of the agreement with ZoidSoft, Inc., we have agreed to pay Zoidsoft a $28,500 non-recoverable retainer and $9,000 monthly for the term of the contact. The agreements are for information technology consulting services on a per project basis and were entered into to reflect our anticipated direction.

Since inception, we had been involved in the exploration of oil and gas properties. Effective July 9, 2008, we retained Andriy Zolotoiy, Ivan Pankov and Daniel Dos Santos as technology directors of our company. As a result, we have change the focus of our company to developing, marketing, selling, installing and maintaining next-generation biometrically-enhanced security hardware and software for identification, authentication and authorization controls in small, medium and large business environments.

Our Current Business

Effective July 9, 2008, with the retention of Andriy Zolotoiy, Ivan Pankov and Daniel Dos Santos as technology directors, we changed the focus and direction of our business to the development, marketing, sales, installation and maintenance of next generation biometrically enhanced security hardware and software for identification, authentication and authorization controls in small, medium and large business environments. We are pursuing the development of a proprietary software system, IdentMetrix, which is to offer a complete solution for human palm based recognition, authentication and access controls for such environments as commercial and residential buildings, data centres, warehousing facilities, banks, ATM services, airports and government facilities. Smaller scale targets include individual offices, residences and individualized zone access controls within larger business facilities. IdentMetrix uses a next generation palm based recognition device that does not require touching the scanning device and offers its analysis through reading of the vein structure in the palm. The complete system offers complete registration, identification, authentication, access control, logging, tracking, visual summaries and reporting, with multiple layers of administrative access rights. For smaller implementations, such as residential and commercial buildings, the key benefit of the system is that of convenience and cost reduction, while, for larger implementations, the security of the system offers more attractiveness. The technology is currently under its final stages of development and is expected for a pilot launch before the end of 2008.

Market

The worldwide commercial spending on security systems exceeds $22 billion, excluding government and financial segments. Government and financial segments account for another $26 billion and residential spending on initial system deployment is in excess of $6 billion. The market targeted by our company, however, may exceed the totals represented by these individual segments, because the convenience and the security offered by the system, at much lower cost than previously feasible, offers opportunities for installations otherwise deemed ineffective, such as warehouses, zone-by-zone condominium and commercial access, airport facilities and government controls per person, including passport checks and other forms of identification. These channels bring the total feasible market targeted by our company’s comprehensive security suite to approximately $72 billion. The figure takes into account the fact that we are a single point of service for technology, installation and maintenance, a synergy that allows for the creation of new markets through marketing focused on ease of setup and use.

Competition

Our IdentMetrix security suite targets various segments of the security market and each segment is targeted by different competitors, while some segments would welcome the system as a new concept untargeted by direct competitors. The analysis below provides a high level outline of the competition space by segment.

  Residential Condominium Access Control: Most modern residential developments use devices that offer access with a FOB or access card. These cards must be swiped or positioned near a reading device at various entry points to offer access to the facilities. There are multiple issues with such systems that render them inferior to IdentMetrix: (a) each resident must pay for one or more FOB or access cards, each costing $50 to $75. Cards must be replaced on average once every three years, due to loss, theft or wear-out. The annual cost to the residences of each condominium building in a metropolitan area is on average $60,000, which includes card replacements and scanner maintenance. Initial costs are on average $165,000, including all cards needed and the systems; (b) temporary access cards are not feasible to issue to guests of residence. Such cards would expire after a certain period or offer only limited access to the building (e.g., through the parking lot only); (c) Cards are inconvenient to use. For a person carrying grocery bags, it is much easier to place either the left or the right hand to open the door than to pull a card, a key or a fob out to place near a reader. IdentMetrix reduces costs by nearly 80% on average with no ongoing card replacement costs, while addressing all the disadvantages mentioned above (offering limited guest access and the convenience of not having to carry additional cards, FOB devices or keys).

  Commercial Access Points: Many commercial establishments in metropolitan areas require registration and access controls. In such cases, temporary access cards are issued. Such cards involve systems that cost most such buildings in excess of $500,000 to implement properly and, in many cases generate much waste (temporary cards are disposed of after each visit). In many cases, if a person wishes to visit multiple floors on the same day, the person must keep returning to the registration desk and be issued new access cards, offering much inconvenience and more waste generation. Cards can also possibly be used by other individuals, limiting the security that is offered by existing systems. IdentMetrix can offer average savings of 70% on most system implementations, while offering convenience to visitors and generating no waste at all. Furthermore, IdentMetrix requires the presence of the actual authorized individual and its rights cannot be swapped the way card can.

  Banks, Government and Airport Facilities: Financial institutions still rely heavily on decades’ old card-based identification technologies. In the past, systems that relied on biometric technologies could not identify and authenticate banking clients with sufficient security. With IdentMetrix, a next-generation, integrated biometric solution can be used in most financial transactions, as well as, in many cases, governmental institutions. Intelbahn plans to enter this market once it has established itself as a trusted security brand name across other industries.

  General Biometric Facilities: Many warehouses, data centres and other secure facilities (even individual offices and residences) have begun using biometric devices, such as fingerprint readers, for identification, authorization and access controls. In many cases, such systems suffer from the many disadvantages highlighted earlier, but they also are not very secure, because no fingerprint reading technology has yet completely addressed the ease of fingerprint theft.

Fingerprints can be collected easily from any area that has been touched by a person, making fingerprint readers highly disadvantaged. Additionally, fingerprint readers cannot identify individuals efficiently and can also be used for authentication at this point. IdentMetrix uses latest-generation vein reading technology, which has virtually no chance of offering a false authorization, while still remaining highly cost competitive in the market.

Employees

Our directors and officers act as employees of our company. In addition, we have retained Andriy Zolotoiy, Ivan Pankov, Daniel Dos Santos and Julio Torres to act as technology directors of our company. Brandon Truaxe acts as our branding and technology advisor and Michael Basler acts as our financial advisor.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next 12 months.

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $37,000 in searching for and acquiring a suitable business:

Expense	Cost
General and administrative expenses	$1,000
Management and administrative costs.	6,000
Legal Fees	25,000
Auditor Fees	20,000
Lease	8,000
$60,000

Results of Operations

Three months ended July 31, 2008 compared to three months ended July 31, 2007.

		Three months		Three months
		ended		ended
		July 31, 2008		July 31, 2007
Revenue	$	Nil	$	Nil
Operating Expenses		45,077		3,217
Net Loss		$45,077		$3,217

Expenses

Our operating expenses for the three month periods ended July 31, 2008 and July 31, 2007 are outlined in the table below:

		Three months		Three months
		ended		ended
		July 31, 2008		July 31, 2007
Consulting fees		$32,082	$	Nil
Filing fees		$6,245	$	Nil
Foreign exchange (gain) loss		$2,329	$	Nil
Impairment of oil and gas property	$	Nil	$	Nil
Interest and bank charges		$360	$	Nil
Management fees		$998	$	Nil
Office and general		$331		$1,472
Professional fees	$	Nil		$1,745
Transfer agent fees		$2,732	$	Nil

Operating expenses for the three months ended July 31, 2008 increased by 1301% as compared to the comparative period in 2007 primarily as a result of an increase in consulting fees, filing fees, transfer agent fees and foreign exchange loss.

Nine months ended July 31, 2008 compared to nine months ended July 31, 2007.

		Nine months		Nine months
		ended		ended
		July 31, 2008		July 31, 2007
Revenue	$	Nil	$	Nil
Operating Expenses		50,206		13,294
Net Loss		$50,206		$13,294

Expenses

Our operating expenses for the nine month periods ended July 31, 2008 and July 31, 2007 are outlined in the table below:

		Nine months		Nine months
		ended		ended
		July 31, 2008		July 31, 2007
Consulting fees		$32,082	$	Nil
Filing fees		$6,245	$	Nil
Foreign exchange (gain) loss		$(8,925)	$	Nil
Impairment of oil and gas property	$	Nil	$	Nil
Interest and bank charges		$360	$	Nil
Management fees		$998	$	Nil
Office and general		$724		$2,887
Professional fees		$15,990		$10,407
Transfer agent fees		$2,732	$	Nil

Revenue

We have not had any revenues from operations since inception (November 22, 2004). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that it will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at October	Percentage
	July 31, 2008	31, 2007	Increase / (Decrease)
Current Assets	$91,831	$5	1,836,520%
Current Liabilities	$244,535	$244,480	0.02%
Working Capital	$(152,704)	$(244,475)	(37.53)%

Cash Flows

	Nine Months Ended		Nine Months Ended
	July 31, 2008		July 31, 2007
Net cash used in operations	$(109,913)		$(17,979)
Net cash used in investing activities	$(5,000)	$	Nil
Net cash provided by financing activities	$146,235		$17,297
Increase (decrease) In Cash	$31,322		$(682)

Our net cash used by operating activities for the nine months ended July 31, 2008 was $109,913 compared with $17,979 for the nine months ended July 31, 2007. Our management believes that we will need additional funding in order to meet our operating expenses.

Future Financings

To date, we have secured funding through a $505,000 line of credit. Over the next six months, this funding will take us through our final stages of product development, pilot launch, marketing and sales development and it will also be used for the purposes of paying for general and administrative operating expenses, extend and improve the product marketed, recruit and maintain the employment of staff, develop, test and maintain computer technology, design and create materials for promotion, pay for capital expenditures, pay for regulatory compliance fees, regulatory compliance audits, financial audits, taxes, annual registration fees, industry membership fees and trade registration fees, file and maintain international trademark registrations and patents and pay for any expenses associated with carrying out our plan of business.

We will require additional funds to implement our growth strategy in our new business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

Risks Related to our Business

Our success depends on the acceptance and use of our IdentMetrix Security Suite. There can be no assurances that any market for our products and services will ever develop.

Our success will depend, to a large extent, on the acceptance of our IndentMetrix Security Suite technology in a market that is targeted by different competitors. Our strategy is currently to become a single point of service fro technology, installation and maintenance of our product, allowing for the creation of new markets through marketing focused on ease of setup and use. Eventual success will also depend on our ability to deliver reliable products and services, on time and within required performance parameters. There can be no assurances that any market for our products and services will ever develop.

Our success will depend, in part, upon our ability to enhance current products and to install such products in end-user applications on a timely and cost-effective basis. In addition, we must develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that we will be successful in developing and marketing - on a timely and cost-effective basis - new products and enhancements that respond to such changing market conditions.

We expect that a significant portion of our future revenue will be derived from the sale of newly introduced products and from enhancement of existing products. Our success will depend, in part, upon our ability to enhance current products and to install such products in end-user applications on a timely and cost-effective basis. In addition, we must develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that we will be successful in developing and marketing - on a timely and cost-effective basis - new products and enhancements that respond to such changing market conditions. If we are unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, our company’s business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, we expect that we will experience delays in the completion and introduction of new software products.

Risks Related to our Company

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $31,327 as of July 31, 2008. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 22, 2004 (date of inception) to July 31, 2008 was $355,681. We had cash of $31,327 as of July 31, 2008. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $5,000 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the period ended July 31, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

ITEM 3. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer (our president) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of July 31, 2008, the end of the nine month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)

3.3	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008)

3.4	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008)

3.5	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on June 16, 2008)

(10)	Material Contracts

10.1	Agreement with Odin Capital Inc. dated September 23, 2005 (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)

10.2	Lending Agreement with Barry Swanson (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)

10.3	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008)

10.4	IT Service Agreement dated July 9, 2008, among our company and Andriy Zolotoiy (incorporated by reference to our Current Report on Form 8-K filed on July 11, 2008)

10.5	IT Service Agreement dated July 9, 2008, among our company and Ivan Pankov (incorporated by reference to our Current Report on Form 8-K filed on July 11, 2008)

10.6	IT Service Agreement dated July 9, 2008, among our company and Zoidsoft, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 11, 2008)

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

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
September 22, 2008