Form 10KSB
period 2008-10-31
Intelbahn Inc.
filed 2009-02-12
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [             ] to [             ]

Commission file number 000-52560

INTELBAHN INC.
(Name of small business issuer in its charter)

Nevada	98-0441419
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

314 – 837 West Hastings Street
Vancouver, British Columbia, Canada	V6C 3N6
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604.684.6142

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Nil
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file
such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.Yes [X]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [   ]

State issuer's revenues for its most recent fiscal year:              $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

35,750,000 shares of common stock as at February 11, 2009.

PART I

ITEM 1:    DESCRIPTION OF BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future results of operation or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares of common stock in our capital stock.

As used in this annual report and unless otherwise indicated, the terms "we", "us", "our", and “Intelbahn” mean Intelbahn Inc., unless otherwise indicated.

Corporate Overview

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

In addition, effective April 24, 2008, we effected a 25 for one (1) forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 90,000,000 shares of common stock with a par value of $0.001 to 2,250,000,000 shares of common stock with a par value of $0.001, and our issued and outstanding share capital has increased from 715,000 shares of common stock to 17,875,000 shares of common stock.

On April 15, 2008, a former director of our company returned 885,000 shares of our common stock for cancellation.

The name change and stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 24, 2008.

Effective June 19, 2008, we affected a two (2) for one (1) stock forward split of our authorized and issued and outstanding common and preferred stock. As a result, our authorized capital has increased from:

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

Effective October 2, 2008, we gave notice to Ivan Pankov of the termination of an IT services agreement entered into on July 7, 2008. The notice cancels the agreement and terminates all services effective September 10, 2008.

Effective October 2, 2008, we gave notice to Andriy Zolotoiy of the termination of an IT services agreement entered into on July 9, 2008. The notice cancels the agreement and terminates all services effective October 31, 2008.

Effective October 2, 2008, we gave notice to Zoidsoft Inc. of the termination of an IT services agreement entered into on July 9, 2008. The notice cancels the agreement and terminates all services effective October 31, 2008.

From inception to July 9, 2008, we had been involved in the exploration of oil and gas properties. Effective July 9, 2008, we changed the focus of our company to developing, marketing, selling, installing and maintaining next-generation biometrically-enhanced security hardware and software for identification, authentication and authorization controls in small, medium and large business environments.

Our Current Business

Effective July 9, 2008, we changed the focus and direction of our business to the development, marketing, sales, installation and maintenance of next generation biometrically enhanced security hardware and software for identification, authentication and authorization controls in small, medium and large business environments. We are pursuing the development of a proprietary software system, IdentMetrix, which is to offer a complete solution for human palm based recognition, authentication and access controls for such environments as commercial and residential buildings, data centres, warehousing facilities, banks, ATM services, airports and government facilities. Smaller scale targets include individual offices, residences and individualized zone access controls within larger business facilities. IdentMetrix uses a next generation palm based recognition device that does not require touching the scanning device and offers its analysis through reading of the vein structure in the palm. The complete system offers complete registration, identification, authentication, access control, logging, tracking, visual summaries and reporting, with multiple layers of administrative access rights. For smaller implementations, such as residential and commercial buildings, the key benefit of the system is that of convenience and cost reduction, while, for larger implementations, the security of the system offers more attractiveness. The technology is currently under its final stages of development and is expected for a pilot launch before the end of 2008.

Effective May 28, 2008, we entered into a term loan agreement with Gruppo Trimark Management Corporation, whereby Gruppo agreed to provide our company with a line of credit in the amount of $505,000 for the purposes of paying for general and administrative operating expenses, extend and improve the products marketed, recruit and maintain the employment of staff, develop, test and maintain computer technology, design and create materials for promotion, pay for capital expenditures, pay for regulatory compliance fees, regulatory compliance audits, financial audits, taxes, annual registration fees, industry membership fees and trade registration fees, file and maintain international trademark registrations and patents and pay for any expenses associated with carrying out the plan of business. The funds will be available for a period of five years from the date of the term loan agreement. The maximum that we can draw down on the line of credit per month is $50,000 unless we request a larger monthly sum by delivering our notice in writing to Gruppo 20 days in advance. All advances under the line of credit will be evidenced by a promissory note from our company to Gruppo. The amounts that we borrow will accrue interest at the rate of 3.98% per annum and shall be due and payable on May 28th of each year during the term of the term loan agreement. Any outstanding interest and all sums drawn down from the funds, are due and payable on the expiration date. Gruppo has the right to convert all outstanding sums drawn down from the funds into shares of the common stock of our company at a conversion price of CDN$0.05 per share. As of October 31, 2008, the balance owing is CAD$151,807, which includes accrued interest of $1,483. On December 29, 2008, we drew an additional CAD$30,000 from Gruppo Trimark.

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

Employees

We have no employees other than our management who devote only a limited amount of time to our business.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next 12 months.

RISK FACTORS

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

Risks Related to our Business

Our success depends on the acceptance and use of our IdentMetrix Security Suite. There can be no assurances that any market for our products and services will ever develop.

Our success will depend, to a large extent, on the acceptance of our IndentMetrix Security Suite technology in a market that is targeted by different competitors. Our strategy is currently to become a single point of service for technology, installation and maintenance of our product, allowing for the creation of new markets through marketing focused on ease of setup and use. Eventual success will also depend on our ability to deliver reliable products and services, on time and within required performance parameters. There can be no assurances that any market for our products and services will ever develop.

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

We had cash in the amount of $843 as of October 31, 2008. We anticipate that we may require additional financing while we complete the launch of our pilot and enter the market with a completed product. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. In order to meet fund our operations, we will draw on our term loan. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. We will require further funds to continue our operations. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to enter the security market with a viable product.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 22, 2004 (date of inception) to October 31, 2008 was $413,344. We had cash of $843 as of October 31, 2008. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $5,000 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the period ended October 31, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

There is a high risk of business failure due to the fact that we have not commenced commercial operations.

Although we are in the initial stages of developing and implementing the commercialization of our IndentMetrix Security Suite technology, there is no assurance that we will be able to successfully develop sales of our products and technology. Thus we have no way of evaluating whether we will be able to operate the business successfully, and there is no assurance that we will be able to achieve profitable operations.

Potential investors should be aware of the difficulties normally encountered in developing and commercializing new industrial products and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the commercialization process that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to development, manufacture and financing of our mobile personal biometric device. If we are unsuccessful in addressing these risks, our business will most likely fail.

Risks Associated with Our Common Stock

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

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2:    DESCRIPTION OF PROPERTY

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3:    LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted during the fourth quarter of our fiscal year covered by this report to a vote by our security holders.

PART II

ITEM 5:    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 4,500,000,000 shares of common stock with a par value of $0.001 per share and 20,000,000 preferred shares with a par value of $0.001.

Our common shares are listed on the Over-the-Counter Bulletin Board under the symbol “INBH”. Our common shares were quoted for trading on the OTCBB on December 20, 2006 under the symbol "LBOG". On April 24, 2008 our symbol changed to “IBAH” in connection with the change of the name of our company from Lodge Bay Oil & Gas Corp. to Intelbahn Inc. and effected a 25 for one (1) forward stock split. On June 19, 2008 we effected a two (2) for one (1) forward stock split resulting in the change of our symbol to “INBH”.

Since the date of listing on the OTCBB to January 8, 2009, there have been no trading in our securities.

Our common shares are issued in registered form. OTR, Inc. 1000 SW Broadway, Suite 900, Portland, OR 97205(Telephone: 503.225.0375; Facsimile: 503.273.9168) is the registrar and transfer agent for our common shares.

As of January 8, 2009, there were 20 holders of record of our common stock. As of such date, 35,750,000 shares of our common stock were issued and outstanding and no preferred shares outstanding.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of Shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

No sale of unregistered securities took place during any of our last three fiscal years.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2008.

On April 15, 2008, a former director of our company returned 885,000 shares of our common stock for cancellation.

ITEM 6:    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” in this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

We are in the business of development, marketing, sales, installation and maintenance of next generation biometrically enhanced security hardware and software for identification, authentication and authorization controls in small, medium and large business environments. We are pursuing the development of a proprietary software system, IdentMetrix, which is to offer a complete solution for human palm based recognition, authentication and access controls for such environments as commercial and residential buildings, data centres, warehousing facilities, banks, ATM services, airports and government facilities. Smaller scale targets include individual offices, residences and individualized zone access controls within larger business facilities. As our technology is currently under its final stages of development, we have not generated any revenues.

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

Over the next 12 months we plan to seek new service providers or consultants to continue the development of our hardware and software. Cash requirements over the next 12 months will be met through our line of credit, however, we may require additional funds to implement our growth strategy in our new business.

Future Financings

To date, we have secured funding through a $505,000 line of credit. Over the next six months, this funding will take us through our final stages of product development, pilot launch, marketing and sales development and it will also be used for the purposes of paying for general and administrative operating expenses, extend and improve the product marketed, recruit and maintain the employment of staff, develop, test and maintain computer technology, design and create materials for promotion, pay for capital expenditures, pay for regulatory compliance fees, regulatory compliance audits, financial audits, taxes, annual registration fees, industry membership fees and trade registration fees, file and maintain international trademark registrations and patents and pay for any expenses associated with carrying out our plan of business. As of October 31, 2008, the balance owing is CAD$151,807, which includes accrued interest of $1,483. On December 29, 2008, we drew an additional CAD$30,000 on the line of credit.

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

Results of Operations

We have not conducted any active operations since inception. No revenue has been generated by our company, and it is unlikely that we will generate any revenues.

We had a net loss of $107,869 for the year ended October 31, 2008 consisting of $1,375 in amortization, $128,223 in consulting fees, $38,873 in professional fees, $17,698 in general expenses and a foreign exchange gain of $78,300.

Liquidity and Capital Resources

As of October 31, 2008, we had currents assets of $843. Our current liabilities as of October 31, 2008 totaled $232,029, comprised of $29,802 accounts payable and accrued liability and $202,227 due to related parties.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending October 31, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending October 31, 2009.

Off-Balance Sheet Arrangements

As of October 31, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than our executive officers and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended October 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our company locating and consummating a merger or acquisition with a private entity and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Recent accounting pronouncements

In November 2008, the FASB voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-e and FIN 46(R)-e, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-e and FIN 46R-e”). FSP FAS 140-e and FIN 46R-e would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-e and FIN 46R-e will be effective for reporting periods (interim and annual) ending after December 15, 2008. The adoption of this statement will have no effect on our company’s financial statements.

In September 2008, the FASB issued two separate but related exposure drafts: (1) Proposed Statement of Financial Accounting Standards, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, and (2) Proposed Statement of Financial Accounting Standards, “Amendments to FASB Interpretation No. 46(R)” (together, the “proposed Statements”). The proposed Statements would remove the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140 and the exceptions from applying FIN 46R to QSPEs. The proposed Statements would be effective as of the beginning of a reporting entity’s fiscal year that begins after November 15, 2009. The adoption of this statement will have no effect on our company’s financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. Our company is currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no effect on our company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity

with Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

ITEM 7:    FINANCIAL STATEMENTS

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(a Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Intelbahn Inc. (formerly Lodge Bay Oil and Gas Corp.)

We have audited the accompanying balance sheets of Intelbahn Inc. (a development stage company), (formerly Lodge Bay Oil and Gas Corp.), as of October 31, 2008 and 2007, and the statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from November 22, 2004 (Inception) to October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and the period from November 22, 2004 (Inception) to October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has negative working capital raising substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business and ultimately to attain profitable operations. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
January 21, 2009

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)

BALANCE SHEETS

	October 31,	October 31,
	2008	2007

ASSETS

Current
Cash	$843	$5

Equipment (Note 3)	3,625	-
	$4,468	$5
	919

LIABILITIES

Current
Accounts payable and accrued liabilities	$29,802	$8,142
Due to related party (Note 4)	202,227	236,338
	232,029	244,480

Convertible debt (Note 5)	124,783	-

	356,812	244,480

STOCKHOLDERS’ DEFICIT

Common stock (Note 6)
Authorized:
4,500,000,000 common shares with a par value of $0.001 and
20,000,000 preferred shares with $0.001 par value

Issued and outstanding:
35,750,000 common shares (2007 – 80,000,000)	16,750	61,000
Additional paid-in capital	44,250	-
Deficit accumulated during the development stage	(413,344)	(305,475)

	(352,344)	(244,475)

	$4,468	$5

Contingency (Note 1)
Subsequent event (Note 8)

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			November
			22, 2004
			(Inception) to
	October 31,	October 31,	October 31,
	2008	2007	2008

EXPENSES
Amortization	$1,375	$-	$1,375
Consulting fees	128,223	-	128,223
Foreign exchange (gain) loss	(78,300)	44,799	(33,501)
Impairment of oil and gas property	-	202,603	202,603
Interest and bank charges	1,944	-	1,944
Office and general	15,754	3,290	23,762
Professional fees	38,873	16,451	88,938

NET LOSS	$(107,869)	$(267,143)	$(413,344)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING – BASIC
AND DILUTED	36,148,975	80,000,000

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 22, 2004
(INCEPTION) TO OCTOBER 31, 2008

	Common Stock
				Deficit
				Accumulated
			Additional	During
	Number of		Paid in	Development
	Shares	Amount	Capital	Stage		Total

Balance, November 22, 2004	-	$-	$-	$-	$
						-
Common stock issued for cash at $0.00002
per share - November 23, 2004	50,000,000	1,000	-	-		1,000

Common stock issued for cash at $0.002
per share - December 1, 2004 to February 28, 2005	30,000,000	60,000	-	-		60,000

Net Loss	-	-	-	(7,990)		(7,990)

Balance, October 31, 2005	80,000,000	61,000	-	(7,990)		53,010

Net Loss	-	-	-	(30,342)		(30,342)

Balance, October 31, 2006	80,000,000	61,000	-	(38,332)		22,668

Net Loss	-	-	-	(267,143)		(267,143)

Balance, October 31, 2007	80,000,000	61,000	-	(305,475)		(244,475)

Cancelled - April 15, 2008	(44,250,000)	(44,250)	44,250	-		-

Net loss	-	-	-	(107,869)		(107,869)

Balance, October 31, 2008	35,750,000	$16,750	$44,250	$(413,344)		$(352,344)

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			November 22,
			2004
			(Inception) to
	October 31,	October 31,	October 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss	$(107,869)	$(267,143)	$(413,344)
Adjustment for items not affecting cash:
Amortization	1,375	-	1,375
Foreign exchange (gain) loss	(51,319)	44,799	(6,520)
Accrued interest on convertible debt	1,483	-	1,483
Impairment of oil and gas property	-	202,603	202,603
Change in non-cash working capital item:
Accounts payable and accrued liabilities	21,660	112	29,802
Net cash used in operations	(134,670)	(19,629)	(184,601)

Cash Flows from Investing Activities
Oil and gas property	-	-	(247,402)
Purchase of equipment	(5,000)	-	(5,000)
Net cash used in investing activities	(5,000)	-	(252,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Due to related party	17,208	18,914	253,546
Proceeds from convertible debt	123,300	-	123,300
Net cash provided by financing activities	140,508	18,914	437,846

Increase (Decrease) In Cash	838	(715)	843

Cash, Beginning	5	720	-

Cash, Ending	$843	$5	$843

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on November 22, 2004, under the name “Lodge Bay Oil & Gas Corp.” On April 24, 2008, it changed its name to “Intelbahn Inc.” The name change was effected by a merger with its wholly owned subsidiary, named “Intelbahn Inc.”, a Nevada corporation that was formed specifically for this purpose. The Company changed its name to "Intelbahn Inc." to better reflect its direction and business.

Since inception, the Company had been involved in the exploration of oil and gas properties. Effective July 9, 2008, it initiated agreements with IT consultants to act as technology directors of the Company, and change its focus to developing, marketing, selling, installing and maintaining next-generation, biometrically-enhanced, security hardware and software for identification, authentication and authorization controls in small, medium and large business environments. All such agreements were terminated during the year. The Company is currently seeking new business opportunities.

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $413,344 at October 31, 2008 and further losses are anticipated raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to acquire a business or assets and generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on November 22, 2004 in the State of Nevada. The Company’s fiscal year end is October 31.

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” and has not realized any revenues from its planned operations to date.

Equipment

Equipment consists of computer equipment which is recorded at cost. Amortization is provided using the declining balance method at a rate of 55% per year. Amortization is calculated based on half of the year in the year of acquisition.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of the equipment.

Financial instruments

The fair value of the Company’s financial instruments consisting of cash, accounts payable, convertible debt and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments, except for the amount due to related party which is valued at the exchange amount as the fair value cannot be reliably measured, and convertible long-term debt which is measured at amortized cost.

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended October 31, 2008 and 2007, there are no items that cause comprehensive loss to be different from net loss.

Loss per common share

Basic earnings per share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities diluted loss per share is equal to basic loss per share.

Income taxes

In accordance with SFAS No. 109 “Accounting for Income Taxes” the Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at October 31, 2008 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes; prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company adopted the provisions of FIN 48 on February 1, 2007. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s financial position and did not result in any unrecognized tax benefits being recorded.

Stock-based compensation

The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Foreign Currency Translation

The Company’s functional currency is the United States Dollar. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations.

Recent Accounting Pronouncements

In November 2008, the FASB voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-e and FIN 46(R)-e, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-e and FIN 46R-e”). FSP FAS 140-e and FIN 46R-e would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-e and FIN 46R-e will be effective for reporting periods (interim and annual) ending after December 15, 2008. The adoption of this statement will have no effect on the Company’s financial statements.

In September 2008, the FASB issued two separate but related exposure drafts: (1) Proposed Statement of Financial Accounting Standards, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, and (2) Proposed Statement of Financial Accounting Standards, “Amendments to FASB Interpretation No. 46(R)” (together, the “proposed Statements”). The proposed Statements would remove the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140 and the exceptions from applying FIN 46R to QSPEs. The proposed Statements would be effective as of the beginning of a reporting entity’s fiscal year that begins after November 15, 2009. The adoption of this statement will have no effect on the Company’s financial statements.

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncement (continued)

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company is currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncement (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3 – EQUIPMENT

		October 31, 2008		October 31, 2007
		Accumulated
	Cost	Amortization	Net Book Value	Net Book Value

Computer equipment	$5,000	$1,375	$3,625	$-

NOTE 4 – RELATED PARTY TRANSACTIONS

At October 31, 2008, the Company owed $202,227 (2007 – $236,338), of which $185,019 (CAD $225,084) is repayable in Canadian dollars to the former president of the Company who resigned on April 1, 2008. The loan is unsecured, bears no interest and is payable on demand.

The above transaction is in the normal course of operations and has been valued at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

NOTE 5 – CONVERTIBLE DEBT

On May 28, 2008, the Company entered into a credit facility agreement with Gruppo Trimark Management Corp. (“Gruppo”). The Company can borrow up to CAD $505,000 from the lender, for a period of five years from the date of execution of this agreement. The maximum amount that the Company can draw on is CAD $50,000 in any calendar month unless the Company requests a larger monthly sum by delivering notice in writing to Gruppo twenty days in advance. The balance is unsecured and bears interest of 3.98% per annum. Both the principal and interest are due and payable on the expiration of the credit term, which is May 28, 2013. The debt carries a convertible feature where Gruppo has the right at any time to convert the full credit amount outstanding into common stock of the Company based on a conversion price of $0.05. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recognized.

As at October 31, 2008, the balance owing is $124,783 (CAD $151,804) (2007 - $Nil), which includes accrued interest of $1,483 (2007 - $Nil). None of the balance owing was converted to the Company’s common shares.

NOTE 6 – COMMON STOCK

During the year ended October 31, 2008, the changes in common stock were as follows:

a)	On April 15, 2008, 44,250,000 shares held by a former director of the Company were returned to treasury and cancelled.

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

d)	All shares and per share information, in these financial statements, have been retroactively restated to reflect the above share splits.

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

NOTE 7 – INCOME TAXES

As of October 31, 2008, the Company has estimated tax loss carry forwards for tax purposes of approximately $413,000 (2007 - $305,000), which expire by 2028. These amounts may be applied against future taxable income. Utilization of these carry forwards is dependent on the Company generating sufficient future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	October 31,
	2008	2007

Loss before income tax	$107,869	$267,143
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	36,675	90,829
Less: valuation allowance	(36,675)	(90,829)

Income tax provision	$-	$-

	October 31,
	2008	2007
Components of deferred tax asset:
Non-capital tax loss carry forwards	$140,537	$103,862
Less: valuation allowance	(140,537)	(103,862)

Net deferred tax asset	$-	$-

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

NOTE 8 – SUBSEQUENT EVENT

On December 29, 2008, the Company borrowed an additional $30,000 from Gruppo Trimark Management Corp. in accordance with its credit facility agreement (see Note 5).

ITEM 8:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T):    CONTROLS AND PROCEDURES

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Our company's internal control over financial reporting is a process designed under the supervision of our company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of October 31, 2008, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our company's Chief Financial Officer in connection with the audit of our financial statements as of October 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on our company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in our company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to our company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of our company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of our company's registered accounting firm regarding internal control over financial reporting.

Management's report is not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B:    OTHER INFORMATION

None.

PART III

ITEM 9:    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers, Promoters and Control Persons

The following individuals serve as the directors and executive officers of our company. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Christine Kilbourn	Director President and Treasurer	59	April 1, 2008
Mauro Baessato	Secretary	55	May 27, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Christine Kilbourn – President, Treasurer and Director

Ms. Kilbourn worked with the Royal Bank of Canada from 1968 to 2005 assuming such roles as Personal Lender, Assistant Manager, Personal Banking and Business Account Manager. Her most recent position at Royal Bank was Senior Assistant Manager, Commercial Banking. Ms. Kilbourn gained an expertise in the retail industry sector. Ms. Kilbourn retired from banking in October 2005 and after six months of retirement, accepted a part-time contract position with the Royal Bank of Canada in various positions in the Commercial Markets Department.

Mauro Baessato - Secretary

Mr. Baessato is a self employed business administrator. He has been a director of Universal Power Corp. (V.UNX) since January 2006 and was the president and chief executive officer from January 2006 to May 2007. Mr. Baessato has also been a director of Euoko Group Inc. (OTC BB: EUOK) from August 2000 to April 2003 and the secretary and treasurer from August 2000 to March 2008. Mr. Baessato has also been secretary of Tryx Ventures Corp. (OTC BB: TRYF) from January 2001 to 2006.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

Effective December 31, 2008, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is being filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended October 31, 2008. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Intelbahn Inc., Suite 314 – 837 West Hastings Street, Vancouver, British Columbia V6C 3N6.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of NASDAQ Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The directors of our company do not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Christine Kilbourn	1(1)	1	Nil
Mauro Baessato	1(1)	1	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

ITEM 10:   EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended October 31, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended October 31, 2008, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended October 31, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Christine Kilbourn(1) President, Treasurer and Director	2008 2007 2006	1,500 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	1,500 N/A N/A
Mauro Baessato(2) Secretary	2008 2007 2006	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Barry Swanson(3) former President, Chief Financial Officer, Secretary and Director	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)                              Ms. Kilbourn was elected director on February 1, 2008 and appointed president, secretary and treasurer on April 1, 2008. Ms. Kilbourn resigned as secretary on May 27, 2008.

(2)                               Mr. Baessato was appointed secretary of our company on May 27, 2008.

(3)                               Mr. Swanson was appointed president, secretary and treasurer and elected director on November 22, 2004 and resigned as an officer and director on April 1, 2008.

Other than as described below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2008, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended October 31, 2008.

Options Grants in the Year Ended October 31, 2008

During the year ended October 31, 2008, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended October 31, 2008 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2008 and no stock options held by our executive officers at the end of the year ended October 31, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended October 31, 2008.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended October 31, 2008, we did not pay any compensation or grant any stock options to our directors.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

As at the date of this annual report, Barry Swanson, a former director and officer of our company is owed $202,227.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth, as of January 8, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Christine Kilbourn 314 – 837 West Hastings Street Vancouver, British Columbia V6C 3N6	2,000,000	5.594
Mauro Baessato 314 – 837 West Hastings Street Vancouver, British Columbia V6C 3N6	Nil	Nil
Rahan Bodmer Talstrasse 15 CH Zurich 8022	3,500,000	9.79%
Brandon Truaxe 2307 – 18 Yorkville Avenue Toronto, ON M4W 3Y8	3,250,000	9.09%
Union Securities Ltd. 900 – 700 W. Georgia Street Vancouver, BC V7Y 1H4	2,750,000	7.69%
Directors and Executive Officers as a Group(1)	common shares	5.594%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 8, 2009. As of January 8, 2009, there were 35,750,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

As at October 31, 2008, we do not have any equity compensation plans in place.

ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.

Director Independence

We currently act with one director, Christine Kilbourn. We have determined that we do not have a director that qualifies as a “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 13:   EXHIBITS AND REPORTS

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)

3.3	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008)

3.4	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008)

3.5	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on June 16, 2008)

(10)	Material Contracts

10.1	Lending Agreement with Barry Swanson (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)

10.2	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008)

Exhibit	Description
Number

(14)	Code of Ethics

14.1*	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of the Corporation

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

*filed herewith

ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to our company for professional services rendered by our company's independent registered public accounting firm, for the years ended October 31, 2008 and October 31, 2007:

Services	2008	2007
Audit fees	$14,000	$11,500
Audit related fees	$Nil	$Nil
Tax fees	$Nil	$Nil
Total fees	$Nil	$Nil

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and other services that are normally provided by Dale Matheson Carr-Hilton Labonte LLP for the fiscal years ended October 31, 2008 and 2007.

Audit related Fees. There were $Nil audit related fees paid to Dale Matheson Carr-Hilton Labonte LLP for the fiscal year ended October 31, 2008 and $Nil for the fiscal year ended October 31, 2007.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use Dale Matheson Carr-Hilton Labonte LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson Carr-Hilton Labonte LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson Carr-Hilton Labonte LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Dale Matheson Carr-Hilton Labonte LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton Labonte LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELBAHN INC.

By:   /s/ Christine Kilbourn
         Christine Kilbourn
         President, Treasurer and Director
         (Principal Executive Officer, Principal Financial Officer
         and Principal Accounting Officer)

         Date: February 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Christine Kilbourn
         Christine Kilbourn
         President, Treasurer and Director
         (Principal Executive Officer, Principal Financial Officer
         and Principal Accounting Officer)

         Date: February 12, 2009