Form 10-Q
period 2009-01-31
Intelbahn Inc.
filed 2009-03-17
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable d ate: 35,750,000 common share issued and outstanding as of March 14, 2009.

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

INTELBAHN INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

January 31, 2009

(Unaudited)

INTELBAHN INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2009	2008

ASSETS

Current
Cash	$9,437	$843
Prepaid expenses	4,000	-
	13,437	843

Equipment, net	3,122	3,625
	$16,559	$4,468

LIABILITIES

Current
Accounts payable and accrued liabilities	$16,606	$29,802
Due to related party	200,719	202,227
	217,325	232,029

Convertible debt	161,682	124,783

	379,007	356,812

STOCKHOLDERS’ DEFICIT

Common stock
Authorized:
4,500,000,000 common shares with a par value of $0.001 and
20,000,000 preferred shares with $0.001 par value
Issued and outstanding:
35,750,000 common shares (2008: 35,750,000)	16,750	16,750
Additional paid-in capital	44,250	44,250
Deficit accumulated during the development stage	(423,448)	(413,344)

	(362,448)	(352,344)

	$16,559	$4,468

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			from
			November
	Three months	Three months	22, 2004
	ended	ended	(Inception) to
	January 31,	January 31,	January 31,
	2009	2008	2009

EXPENSES
Amortization	$503	$-	$1,878
Consulting fees	-	-	128,223
Filing fees	1,178	-	8,789
Foreign exchange gain	(1,505)	(11,254)	(35,006)
Impairment of oil and gas property	-	-	202,603
Interest and bank charges	1,047	-	2,991
Management fees	1,223	-	3,184
Office and general	-	89	8,748
Professional fees	6,981	8,274	95,919
Transfer agent fee	677	-	6,119

NET INCOME (LOSS)	$(10,104)	$(2,891)	$(423,448)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING – BASIC
AND DILUTED	35,750,000	80,000,000

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			from
			November
	Three months	Three months	22, 2004
	ended	ended	(Inception) to
	January 31,	January 31,	January 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net income (loss)	$(10,104)	$2,891	$(423,448)
Adjustment for items not affecting cash:
Amortization	503	-	1,878
Foreign exchange gain	(10,824)	(11,254)	(17,344)
Accrued interest on convertible debt	1,215	-	2,698
Impairment of oil and gas property	-	-	202,603
Change in non-cash working capital items:
Prepaid expenses	(4,000)	-	(4,000)
Accounts payable and accrued liabilities	(13,196)	4,386	16,606
Net cash used in operations	(36,406)	(3,977)	(221,007)

Cash Flows from Investing Activities
Oil and gas property	-	-	(247,402)
Purchase of equipment	-	-	(5,000)
Net cash used in investing activities	-	-	(252,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Due to related party	-	3,972	253,546
Proceeds from convertible debt	45,000	-	168,300
Net cash provided by financing activities	45,000	3,972	482,846

Increase (Decrease) In Cash	8,594	(5)	9,437

Cash, Beginning	843	5	-

Cash, Ending	$9,437	$-	$9,437

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

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

Our CUSIP number for our common stock is 45823N 208.

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

Since inception, we had been involved in the exploration of oil and gas properties. Effective July 9, 2008, we retained Andriy Zolotoiy, Ivan Pankov and Daniel Dos Santos as technology directors of our company. As a result, we changed the focus of our company to developing, marketing, selling, installing and maintaining next-generation biometrically-enhanced security hardware and software for identification, authentication and authorization controls in small, medium and large business environments. With the termination of the IT Services agreements effective September 10, 2008 and October 31, 2008, we ceased our operations in the developing, marketing, selling, installing and maintaining next-generation biometrically-enhanced security hardware and software for identification, authentication and authorization controls in small, medium and large business environments.

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

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

Effective October 2, 2008, we gave notice to Andriy Zolotoiy and Zoidsoft Inc of the termination of IT services agreements entered into on July 9, 2008. The notice cancels the agreements and terminates all services effective October 31, 2008.

With the termination of our IT services agreements, we have ceased our operations in the development, marketing, sales, installation and maintenance of next generation biometrically enhanced security hardware and software for identification, authentication and authorization controls in small, medium and large business environments.

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in our development, marketing, sales, installation and maintenance of next generation biometrically enhanced security hardware and software for identification, authentication and authorization controls efforts. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Employees

Our directors and officers act as employees of our company

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $39,300 in searching for and acquiring a suitable business:

Expense		Cost
General and administrative expenses		$1,300
Management and administrative costs.		$6,000
Legal Fees		$12,000
Auditor Fees		$20,000
Lease	$	Nil
		$39,300

Results of Operations

Three months ended January 31, 2009 compared to three months ended January 31, 2008.

		Three months		Three months
		ended		ended
		January 31, 2009		January 31, 2008
Revenue	$	Nil	$	Nil
Operating Expenses		$(10,104)		$(2,891)
Net Income (Loss)		$(10,104)		$(2,891)

Expenses

Our operating expenses for the three month periods ended January 31, 2009 and January 31, 2008 are outlined in the table below:

		Three months		Three months
		ended		ended
		January 31, 2009		January 31, 2008
Amortization		$503	$	Nil
Consulting fees	$	Nil	$	Nil
Filing fees		$1,178	$	Nil
Foreign exchange (gain) loss		$(1,505)		$(11,254)
Impairment of oil and gas property		$-	$	Nil
Interest and bank charges		$1,047	$	Nil
Management fees		$1,223	$	Nil
Office and general		$-		$89
Professional fees		$6,981		$8,274
Transfer agent fees		$677	$	Nil

Operating expenses for the three months ended January 31, 2009 increased by 249% as compared to the comparative period in January 31, 2008 primarily as a result of an increase in foreign exchange losses, filing fees, interest and bank charges and management fees.

Revenue

We have not had any revenues from operations since inception (November 22, 2004). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase/
	January 31, 2009	October 31, 2008	(Decrease)
Current Assets	$13,437	$843	1,493.95%
Current Liabilities	$217,325	$232,029	(6.33)%
Working Capital	$(203,888)	$(231,186)	(11.80)%

Cash Flows

		Three months Ended		Three months Ended
		January 31, 2009		January 31, 2008
Net cash used in operations		$(36,406)		$(3,977)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$45,000		$3,972
Increase (decrease) In Cash		$8,594		$(5)

Our net cash used by operating activities for the three months ended January 31, 2009 was $36,406 compared with $3,977 for the three months ended January 31, 2008. Our management believes that we will need additional funding in order to meet our operating expenses.

Future Financings

To date, we have secured funding through a $505,000 line of credit. Over the next six months, we may require additional funds in order to secure a suitable business opportunity.

These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we will continue to be unprofitable.

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

We had cash in the amount of $9,437 as of January 31, 2009. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 22, 2004 (date of inception) to January 31, 2009 was $423,448. We had cash of $9,437 as of January 31, 2009. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $5,000 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the period ended January 31, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

As of January 31, 2009, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).

3.3	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008).

3.4	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008).

3.5	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on June 16, 2008).

(10)	Material Contracts

10.1	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

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
March 17, 2009