Form 10-Q
period 2009-04-30
Intelbahn Inc.
filed 2009-06-16
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,750,000 common share issued and outstanding as of June 14, 2009.

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

INTELBAHN INC.
(a Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

April 30, 2009

INTELBAHN INC.
(a Development Stage Company)

BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
	2009	2008

ASSETS

Current
Cash	$3,162	$843

Equipment - net	2,636	3,625

	$5,798	$4,468

LIABILITIES

Current

Accounts payable and accrued liabilities	$22,536	$29,802
Due to related party	212,522	202,227
	235,058	232,029

Convertible debt	167,443	124,783

	402,501	356,812

STOCKHOLDERS’ DEFICIT

Common stock
Authorized:
4,500,000,000 common shares with a par value of $0.001 and
20,000,000 preferred shares with $0.001 par value

Issued and outstanding:
35,750,000 common shares (2008: 35,750,000)	16,750	16,750
Additional paid-in capital	44,250	44,250
Deficit accumulated during the development stage	(457,703)	(413,344)

	(396,703)	(352,344)

	$5,798	$4,468

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(a Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					from
	Three	Three	Six	Six	November
	Months	Months	Months	Months	22, 2004
	Ended	Ended	Ended	Ended	(Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008	2009

EXPENSES
Amortization	$486	$-	$989	$-	$2,364
Consulting fees	-	-	-	-	128,223
Filing fees	1,983	-	3,161	-	10,772
Foreign exchange (gain)loss	16,725	-	15,220	(11,254)	(18,281)
Impairment of oil and gas property	-	-	-	-	202,603
Interest and bank charges	1,220	-	2,267	-	4,211
Management fees	1,205	-	2,428	-	4,389
Office and general	413	304	413	393	9,161
Professional fees	11,547	7,716	18,528	15,990	107,466
Transfer agent fee	676	-	1,353	-	6,795

NET LOSS	$34,255	$8,020	$44,359	$5,129	$457,703

LOSS PER SHARE - BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING –
BASIC AND DILUTED	35,750,000	35,820,833	35,750,000	37,933,379

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(a Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months	Cumulative from
	Ended	Ended	November 22,
	April 30,	April 30,	2004 (Inception)
	2009	2008	to April 30, 2009

Cash Flows from Operating Activities
Net loss	$(44,359)	$(5,129)	$(457,703)
Adjustment for items not affecting cash:
Amortization	989	-	2,364
Foreign exchange loss	10,295	-	8,240
Accrued interest on convertible debt	2,511	-	3,994
Impairment of oil and gas property	-	-	202,603
Change in non-cash working capital items:
Accounts payable and accrued liabilities	(7,266)	(736)	22,536
Net cash used in operations	(37,830)	(5,865)	(217,966)

Cash Flows from Investing Activities
Oil and gas property	-	-	(247,402)
Purchase of equipment	-	-	(5,000)
Net cash used in investing activities	-	-	(252,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Due to related party	-	5,954	253,546
Proceeds from convertible long term debt	40,149	-	158,984
Net cash provided by financing activities	40,149	5,954	473,530

Increase In Cash	2,319	89	3,162

Cash, Beginning	843	5	-

Cash, Ending	$3,162	$94	$3,162

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2008 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $39,300 in searching for and acquiring a suitable business:

Expense		Cost
General and administrative expenses		$1,300
Management and administrative costs.		$6,000
Legal Fees		$12,000
Auditor Fees		$20,000
Lease	$	Nil
		$39,300

Results of Operations

Three months ended April 30, 2009 compared to three months ended April 30, 2008.

		Three months		Three months
		ended		ended
		April 30, 2009		April 30, 2008
Revenue	$	Nil	$	Nil
Operating Expenses		$34,255		$8,020
Net Income (Loss)		$(34,255)		$(8,020)

Expenses

Our operating expenses for the three month periods ended April 30, 2009 and April 30, 2008 are outlined in the table below:

		Three months		Three months
		ended		ended
		April 30, 2009		April 30, 2008
Amortization		$486	$	Nil
Consulting fees	$	Nil	$	Nil
Filing fees		$1,983	$	Nil
Foreign exchange (gain) loss		$16,725	$	Nil
Impairment of oil and gas property	$	Nil	$	Nil
Interest and bank charges		$1,220	$	Nil
Management fees		$1,205	$	Nil
Office and general		$413		$304
Professional fees		$11,547		$7,716
Transfer agent fees		$676	$	Nil

Operating expenses for the three months ended April 30, 2009 increased by 327% as compared to the comparative period in April 30, 2008 primarily as a result of foreign exchange and professional fees.

Six months ended April 30, 2009 compared to six months ended April 30, 2008.

		Six months ended		Six months ended
		April 30, 2009		April 30, 2008
Revenue	$	Nil	$	Nil
Operating Expenses		$44,359		$5,129
Net Income (Loss)		$(44,359)		$(5,129)

Expenses

Our operating expenses for the six month periods ended April 30, 2009 and April 30, 2008 are outlined in the table below:

		Six months ended		Six months ended
		April 30, 2009		April 30, 2008
Amortization		$989	$	Nil
Consulting fees	$	Nil	$	Nil
Filing fees		$3,161	$	Nil
Foreign exchange (gain) loss		$15,220		$(11,254)
Impairment of oil and gas property	$	Nil	$	Nil
Interest and bank charges		$2,267	$	Nil
Management fees		$2,428	$	Nil
Office and general		$413		$393
Professional fees		$18,528		$15,990
Transfer agent fees		$1,353	$	Nil

Operating expenses for the six months ended April 30, 2009 increased by 765% as compared to the comparative period in April 30, 2008 primarily as a result of foreign exchange, filing fees, interest and bank charges, management fees, and transfer agent fees.

Revenue

We have not had any revenues from operations since inception (November 22, 2004). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase/
	April 30, 2009	October 31, 2008	(Decrease)
Current Assets	$3,162	$843	275%
Current Liabilities	$235,058	$232,029	1%
Working Capital	$(231,896)	$(231,186)	(0.3	) %

Cash Flows

		Six months Ended		Six months Ended
		April 30, 2009		April 30, 2008
Net cash used in operations		$(37,830)		$(5,865)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$40,149		$5,954
Increase (decrease) In Cash		$2,319		$89

Our net cash used by operating activities for the six months ended April 30, 2009 was $37,830 compared with $5,865 for the six months ended April 30, 2008. Our management believes that we will need additional funding in order to meet our operating expenses.

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

We had cash in the amount of $3,162 as of April 30, 2009. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 22, 2004 (date of inception) to April 30, 2009 was $457,703. We had cash of $3,162 as of April 30, 2009. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $5,000 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the period ended October 31, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Our company's internal control over financial reporting is a process designed under the supervision of our company's president (our principal executive officer, principal financial officer and principal accounting officer) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of April 30, 2009, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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
June 16, 2009