Form 10-Q
period 2009-07-31
Intelbahn Inc.
filed 2009-09-17
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ x ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ X ] YES [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
35,750,000 common shares issued and outstanding as of September 16, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

INTELBAHN INC.
(a Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

July 31, 2009

BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS

INTELBAHN INC.
(a Development Stage Company)

BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
	2009	2008

ASSETS

Current
Cash	$7,416	$843

Equipment, net (Note 2)	2,134	3,625
	$9,550	$4,468

LIABILITIES

Current
Accounts payable and accrued liabilities	$12,026	$29,802
Loan payable (Note 3)	235,316	202,227
	247,342	232,029

Convertible debt (Note 4)	214,642	124,783

	461,984	356,812

STOCKHOLDERS’ DEFICIT

Common stock
Authorized:
4,500,000,000 common shares with a par value of $0.001 and
20,000,000 preferred shares with $0.001 par value

Issued and outstanding:
35,750,000 common shares (2008: 35,750,000)	16,750	16,750
Additional paid-in capital	44,250	44,250
Deficit accumulated during the development stage	(513,434)	(413,344)
	(452,434)	(352,344)

	$9,550	$4,468

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(a Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three			November
	Months	Months	Nine Months	Nine Months	22, 2004
	Ended	Ended	Ended	Ended	(Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31,
	2009	2008	2009	2008	2009

EXPENSES
Amortization	$502	$-	$1,491	$-	$2,866
Consulting fees	-	32,082	-	32,082	128,223
Filing fees	592	6,245	3,753	6,245	11,364
Foreign exchange (gain)loss	42,374	2,329	57,594	(8,925)	24,093
Impairment of oil and gas property	-	-	-	-	202,603
Interest and bank charges	1,401	360	3,668	360	5,612
Management fees	1,318	998	3,746	998	5,707
Office and general	378	331	791	724	9,539
Professional fees	8,489	-	27,017	15,990	115,955
Transfer agent fee	677	2,732	2,030	2,732	7,472

NET LOSS	$55,731	$45,077	$100,090	$50,206	$513,434

LOSS PER SHARE - BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING – BASIC AND
DILUTED	35,750,000	35,750,000	35,750,000	62,396,898

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(a Development Stage Company)

STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	November 22,
	Ended	Ended	2004
	July 31,	July 31,	(Inception) to
	2009	2008	July 31, 2009

Cash Flows from Operating Activities
Net gain (loss)	$(100,090)	$(50,206)	$(513,434)
Adjustment for items not affecting cash:
Amortization	1,491	-	2,866
Foreign exchange (gain) loss	57,905	284	51,385
Accrued interest on convertible debt	4,336	292	5,819
Impairment of oil and gas property	-	-	202,603
Change in non-cash working capital items:
Other assets	-	(60,054)	-
Accounts payable and accrued liabilities	(17,776)	(229)	12,026
Net cash used in operations	(54,134)	(109,913)	(238,735)

Cash Flows from Investing Activities
Oil and gas property	-	-	(247,402)
Purchase of equipment	-	(5,000)	(5,000)
Net cash used in investing activities	-	(5,000)	(252,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Due to related party	-	-	253,546
Proceeds from convertible debt	60,707	146,235	184,007
Net cash provided by financing activities	60,707	146,235	498,553

Increase In Cash	6,573	31,322	7,416

Cash, Beginning	843	5	-

Cash, Ending	$7,416	$31,327	$7,416

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2008 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

NOTE 2 – EQUIPMENT

Equipment comprises the following:

	July 31, 2009			October 31, 2008
		Accumulated
	Cost	Amortization	Net Book Value	Net Book Value

Computer equipment	$5,000	$2,866	$2,134	$3,625

NOTE 3 – LOAN PAYABLE

At July 31, 2009, the Company owed $235,316 (October 31, 2008 - $202,227) to the former president of the Company who resigned on April 1, 2008. The loan is unsecured, bears no interest and is payable on demand.

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

As at July 31, 2009, the balance of $214,642 (October 31, 2008 - $124,783) includes accrued interest of $5,819 (October 31, 2008 $1,483). None of the balance owing has been converted to the Company’s common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

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

Effective June 19, 2008, we effected a two for one stock forward split of our authorized and issued and outstanding common and preferred stock. As a result, our authorized capital has increased from:

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

Also effective July 9, 2008, we entered into IT Service Agreements with Andriy Zolotoiy, Ivan Pankov and ZoidSoft, Inc. Pursuant to the terms of the agreement with Andriy Zolotoiy, we have agreed to pay Mr. Zolotoiy a $35,500 non-recoverable retainer and $11,260 monthly for the term of the contact. Pursuant to the terms of the agreement with Ivan Pankov, we have agreed to pay Mr. Pankov $250 per day for the term of the contract, based on an eight (8) hour work day. Pursuant to the terms of the agreement with ZoidSoft, Inc., we have agreed to pay Zoidsoft a $28,500 non-recoverable retainer and $9,000 monthly for the term of the contact. The agreements are for information technology consulting services on a per project basis and were entered into to reflect our anticipated direction.

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

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $39,300 in searching for and acquiring a suitable business:

Expense		Cost
General and administrative expenses		$1,300
Management and administrative costs		$6,000
Legal Fees		$12,000
Auditor Fees		$20,000
Lease	$	Nil
		$39,300

Results of Operations

Three months ended July 31, 2009 compared to three months ended July 31, 2008.

		Three months		Three months
		ended		ended
		July 31, 2009		July 31, 2008
Revenue	$	Nil	$	Nil
Operating Expenses		$55,731		$45,077
Net Income (Loss)		$(55,731)		$(45,077)

Expenses

Our operating expenses for the three month periods ended July 31, 2009 and July 31, 2008 are outlined in the table below:

		Three months		Three months
		ended		ended
		July 31, 2009		July 31, 2008
Amortization		$502	$	Nil
Consulting fees	$	Nil		$32,082
Filing fees		$592		$6,245
Foreign exchange (gain) loss		$42,374		$2,329
Interest and bank charges		$1,401		$360
Management fees		$1,318		$998
Office and general		$378		$331
Professional fees		$8,489	$	Nil
Transfer agent fees		$677		$2,732

Operating expenses for the three months ended July 31, 2009 increased by 24% as compared to the comparative period in July 31, 2008 primarily as a result of an increase in foreign exchange loss, interest and bank charges and professional fees.

Nine months ended July 31, 2009 compared to nine months ended July 31, 2008.

		Nine months		Nine months
		ended		ended
		July 31, 2009		July 31, 2008
Revenue	$	Nil	$	Nil
Operating Expenses		$100,090		$50,206
Net Income (Loss)		$(100,090)		$(50,206)

Expenses

Our operating expenses for the nine month periods ended July 31, 2009 and July 31, 2008 are outlined in the table below:

		Nine months		Nine months
		ended		ended
		July 31, 2009		July 31, 2008
Amortization		$1,491	$	Nil
Consulting fees	$	Nil		$32,082
Filing fees		$3,753		$6,245
Foreign exchange (gain) loss		$57,594		$(8,925)
Interest and bank charges		$3,668		$360
Management fees		$3,746		$998
Office and general		$791		$724
Professional fees		$27,017		$15,990
Transfer agent fees		$2,030		$2,732

Operating expenses for the nine months ended July 31, 2009 increased by 99% as compared to the comparative period in July 31, 2008 primarily as a result of an increase in foreign exchange loss, interest and bank charges, management fees and professional fees.

Revenue

We have not had any revenues from operations since inception (November 22, 2004). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase/
	July 31, 2009	October 31, 2008	(Decrease)
Current Assets	$7,416	$843	780%
Current Liabilities	$247,342	$232,029	7%
Working Capital	$(239,926)	$(231,186)	4%

Cash Flows

		Nine months Ended	Nine months Ended
		July 31, 2009	July 31, 2008
Net cash used in operations		$(54,134)	$(109,913)
Net cash used in investing activities	$	Nil	$(5,000)
Net cash provided by financing activities		$60,707	$146,235
Increase (decrease) In Cash		$6,573	$31,322

Our net cash used by operating activities for the nine months ended July 31, 2009 was $54,134 compared with $109,913 for the nine months ended July 31, 2008. Our management believes that we will need additional funding in order to meet our operating expenses.

Future Financings

To date, we have secured funding through a $505,000 line of credit. Over the next three months, we may require additional funds in order to secure a suitable business opportunity.

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

We had cash in the amount of $7,416 as of July 31, 2009. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 22, 2004 (date of inception) to July 31, 2009 was $513,434. We had cash of $7,416 as of July 31, 2009. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $3,275 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the period ended July 31, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).

3.3	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008).

3.4	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008).

3.5	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on June 16, 2008).

(10)	Material Contracts

10.1	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

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
September 17, 2009