Form 10-K/A
period 2008-10-31
Intelbahn Inc.
filed 2009-12-21
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A
Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-52560

INTELBAHN INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0441419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

314 – 837 West Hastings Street, Vancouver, British Columbia Canada	V6C 3N6
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	604.684.6142

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Nil
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 24, 2009 was
$6,063,000 based on a $0.25 closing price for the Common Stock on November 24, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
35,750,000 as of November 24, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Our company is filing this Form 10-K/A for the year ended October 31, 2008 to addresses comments received by our company from the SEC’s staff subsequent to the filing of the Form 10-KSB, which include revisions to the information provided in Controls and Procedures. The above described changes had no affect on the Company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-KSB on February 12, 2090, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-KSB have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

PART I

Item 1.     Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and “Intelbahn” mean Intelbahn Inc., unless otherwise indicated.

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

Item 1A.   Risk Factors

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

Item 1B.   Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.     Properties

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.     Legal Proceedings

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Since the date of listing on the OTCBB to October 30, 2009, there have been no trading in our securities.

Our common shares are issued in registered form. OTR, Inc. 1000 SW Broadway, Suite 900, Portland, OR 97205(Telephone: 503.225.0375; Facsimile: 503.273.9168) is the registrar and transfer agent for our common shares.

As of November 24, 2009, there were 21 holders of record of our common stock. As of such date, 35,750,000 shares of our common stock were issued and outstanding and no preferred shares outstanding.

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

Item 6.     Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.     Financial Statements and Supplementary Data

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(a Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2008 and 2007

F18

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

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(Formerly Lodge Bay Oil & Gas Corp.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 22, 2004
(INCEPTION) TO OCTOBER 31, 2008

	Common Stock
				Deficit
				Accumulated
			Additional	During
	Number of		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance, November 22, 2004	-	$-	$-	$-	$-

Common stock issued for cash at $0.00002 per
share - November 23, 2004	50,000,000	1,000	-	-	1,000

Common stock issued for cash at $0.002 per
share - December 1, 2004 to
February 28, 2005	30,000,000	60,000	-	-	60,000

Net Loss	-	-	-	(7,990)	(7,990)

Balance, October 31, 2005	80,000,000	61,000	-	(7,990)	53,010

Net Loss	-	-	-	(30,342)	(30,342)

Balance, October 31, 2006	80,000,000	61,000	-	(38,332)	22,668

Net Loss	-	-	-	(267,143)	(267,143)

Balance, October 31, 2007	80,000,000	61,000	-	(305,475)	(244,475)

Cancelled - April 15, 2008	(44,250,000)	(44,250)	44,250	-	-

Net loss	-	-	-	(107,869)	(107,869)

Balance, October 31, 2008	35,750,000	$16,750	$44,250	$(413,344)	$(352,344)

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

29

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

30

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting

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

As of October 31, 2008, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.The matters involving internal controls and procedures that our company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our company's Chief Financial Officer in connection with the audit of our financial statements as of October 31, 2008 and communicated the matters to our management.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

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

Item 11.   Executive Compensation

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 23, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Christine Kilbourn 314 – 837 West Hastings Street Vancouver, British Columbia V6C 3N6	2,000,000	5.594
Mauro Baessato 314 – 837 West Hastings Street Vancouver, British Columbia V6C 3N6	Nil	Nil
Rahan Bodmer Talstrasse 15 CH Zurich 8022	3,500,000	9.790%
Brandon Truaxe 2307 – 18 Yorkville Avenue Toronto, ON M4W 3Y8	3,250,000	9.091%
Union Securities Ltd. 900 – 700 W. Georgia Street Vancouver, BC V7Y 1H4	2,748,000	7.687%
Directors and Executive Officers as a Group(1)	2,000,000 common shares	5.594%

(1)

Based on 35,750,000 shares of common stock issued and outstanding as of November 23, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

As at October 31, 2008, we do not have any equity compensation plans in place.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

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

Item 14.   Principal Accounting Fees and Services

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)
3.3	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008)

Exhibit	Description
Number
3.4	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008)
3.5	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on June 16, 2008)
(10)	Material Contracts
10.1	Lending Agreement with Barry Swanson (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006)
10.2	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct for Directors, Senior Officers and Employees of the Corporation (incorporated by reference from our Annual Report on 10-KSB filed on February 12, 2009)
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELBAHN INC.

By:	/s/ Christine Kilbourn
Christine Kilbourn
President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date: December 18 , 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christine Kilbourn
Christine Kilbourn
President, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer
and Principal Accounting Officer)

Date: December 18 , 2009