Form 10-K
period 2009-10-31
Intelbahn Inc.
filed 2010-01-28
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 000-52560

INTELBAHN INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0441419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

314 – 837 West Hastings Street, Vancouver, British Columbia, Canada	V6C 3N6
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	604.684.6142

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

4,500,000,000 common shares with a par value of $0.001
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
Yes [X]    No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 25, 2010 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares until October
30, 2009).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
35,750,000 as of January 25, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

As used in this annual report, the terms “we”, “us”, “our”, and “Intelbahn” mean Intelbahn Inc., unless the context clearly requires or states otherwise.

Corporate Overview

The address of our principal executive office is 314 -837 West Hastings Street, Vancouver, BC V6C 3N6. Our telephone number is (604) 684.6142.

Our common stock is quoted on the OTC Bulletin Board under the symbol “INBH”.

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

In addition, effective April 24, 2008, we effected a 25 for one stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 90,000,000 shares of common stock with a par value of $0.001 to 2,250,000,000 shares of common stock with a par value of $0.001, and our issued and outstanding share capital increased from 715,000 shares of common stock to 17,875,000 shares of common stock.

The name change and stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 24, 2008.

Effective June 19, 2008, we effected a two for one stock forward split of our authorized and issued and outstanding common and preferred stock. As a result, our authorized capital increased from:

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

Effective October 2, 2008, we gave notice to Ivan Pankov of the termination of an IT services agreement entered into on July 7, 2008. The notice cancelled the agreement and terminated all services effective September 10, 2008.

Effective October 2, 2008, we gave notice to Andriy Zolotoiy and Zoidsoft Inc of the termination of IT services agreements entered into on July 9, 2008. The notice cancelled the agreements and terminated all services effective October 31, 2008.

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

Our Current Business

We are now a company with no operations.

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

Research and Development

We do not currently have a formal research and development effort but we plan to continue to develop new products. We did not spend any funds on research and development during the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2010.

Subsidiaries

We do not have any subsidiaries.

Corporate Offices

Our principal office is located at 314 – 837 West Hastings Street, Vancouver, BC V6C 3N6. We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

Employees

We have no employees other than our management who devote only a limited amount of time to our business.

Intellectual Property

We do not, either legally or beneficially, any patent or trademark.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.   Risk Factors

Risks Related to our Company

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $1,002 as of October 31, 2009. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 22, 2004 (date of inception) to October 31, 2009 was $525,591. We had cash of $1,002 as of October 31, 2009. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $3,275 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended October 31, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

Our principal office is located at 314 – 837 West Hastings Street, Vancouver, BC V6C 3N6. We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are currently trading on the OTC Bulletin Board under the Symbol “INBH”. Our common shares were quoted for trading on the OTCBB on December 20, 2006 under the symbol "LBOG". On April 24, 2008 our symbol changed to “IBAH” in connection with the change of the name of our company from Lodge Bay Oil & Gas Corp. to Intelbahn Inc. and effected a 25 for one (1) forward stock split. On June 19, 2008 we effected a two (2) for one (1) forward stock split resulting in the change of our symbol to “INBH”.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
October 31, 2009	$0.25	$0.25
July 31, 2009(1)	N/A	N/A

April 30, 2009(1)	N/A	N/A
January 31, 2009(1)	N/A	N/A
October 31, 2008(1)	N/A	N/A
July 31, 2008(1)	N/A	N/A
April 30, 2008(1)	N/A	N/A
January 31, 2008(1)	N/A	N/A
October 31, 2007(1)	N/A	N/A
July 31, 2007(1)	N/A	N/A
April 30, 2007(1)	N/A	N/A

(1)      Our stock was listed for trading on December 20, 2006, the first trade did not occur until October 30, 2009.

As of January 25, 2010, there were 21 holders of record of our common stock. As of such date, 35,750,000 common shares were issued and outstanding.

Our common shares are issued in registered form. OTR, Inc. 1000 SW Broadway, Suite 900, Portland, OR 97205(Telephone: 503.225.0375; Facsimile: 503.273.9168) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

No sale of unregistered securities took place during any of our last three fiscal years.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended October 31, 2009.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended October 31, 2009 and October 31, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

Over the next twelve months we intend to use any funds that we may have available to fund our operations.

For the next 12 months we plan to expend a total of approximately $39,300 in searching for and acquiring a suitable business:

Expense	Cost

General and administrative expenses	$1,300
Management and administrative costs	$6,000
Legal Fees	$12,000
Auditor Fees	$20,000
$39,300

We believe that we will require additional funds to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Our auditors have issued a going concern opinion for our year ended October 31, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. As we had cash in the amount of $1,002 and a working capital deficiency in the amount of $249,269 as of October 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2010.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending October 31, 2010.

Results of Operations for the Years Ended October 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended October 31, 2009 and 2008.

Our operating results for the years ended October 31, 2009 and 2008 are summarized as follows:

		Year Ended
		October 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$112,247		$107,869
Net Loss		$(112,247)		$(107,869)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended October 31, 2009 and October 31, 2008 are outlined in the table below:

		Year Ended
		October 31
		2009	2008

Amortization		$1,994	$1,375
Consulting fees	$	Nil	$128,223
Foreign exchange (gain) loss		$55,581	$(78,300)
Interest and bank charges		$6,804	$1,944
Office and general		$11,745	$15,754
Professional fees		$36,123	$38,873

The increase in general and administrative expenses for the year ended October 31, 2009, compared to the same period in fiscal 2008, was mainly due to foreign exchange loss.

Liquidity and Financial Condition

Working Capital
	At October	At October	Percentage
	31, 2009	31, 2008	Increase/Decrease

Current Assets	$1,002	$843	18.86%
Current Liabilities	$250,271	$232,029	7.86%
Working Capital	$(249,269)	$(231,186)	7.82%

Cash Flows
		At October	At October
		31, 2009	31, 2008

Net cash used in operations		$(84,509)	$(134,670)
Net cash used in investing activities	$	Nil	$(5,000)
Net cash provided by financing activities		$84,668	$140,508
Increase In Cash During The Period		$159	$838

We had cash in the amount of $1,002 as of October 31, 2009 as compared to $843 as of October 31, 2008. We had a working capital deficit of $249,269as of October 31, 2009 compared to working capital deficit of $231,186 as of October 31, 2008. The decrease in net cash used in operations for the year ended October 31, 2009, compared to the same period in fiscal 2008, was mainly due to foreign exchange loss.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through our line of credit through a credit facility agreement with Gruppo Trimark Management Corp.

Future Financings

To date, we have secured funding through a $505,000 line of credit, through a credit facility agreement with Gruppo Trimark Management Corp. As of October 31, 2009, the balance owing is US$216,953 (2008 – US$124,783), which includes accrued interest of $8,985 (2008 - $1,483). On November 10, 2009, we drew an additional CAD$20,000 on the line of credit.

We will require additional funds to implement our growth strategy in our new business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended October 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Income taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. Our company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if Our company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merour of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Stock-based compensation

Our company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Foreign Currency Translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. Our company has adopted Statement 168 for the year ended October 31, 2009.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of Our company.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

INTELBAHN INC.
(a Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Intelbahn Inc.:

We have audited the accompanying balance sheets of Intelbahn Inc. (a development stage company) as of October 31, 2009 and 2008, and the statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from November 22, 2004 (Inception) to October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and the period from November 22, 2004 (Inception) to October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
January 28, 2010

INTELBAHN INC.
(A Development Stage Company)

BALANCE SHEETS

	October 31,	October 31,
	2009	2008

ASSETS

Current
Cash	$1,002	$843

Equipment (Note 3)	1,631	3,625

	$2,633	$4,468

LIABILITIES

Current
Accounts payable and accrued liabilities	$11,760	$29,802
Note payable (Note 4)	234,352	202,227
Due to related party (Note 5)	4,159	-
	250,271	232,029

Convertible debt (Note 6)	216,953	124,783

	467,224	356,812

STOCKHOLDERS’ DEFICIT

Common stock
Authorized:
4,500,000,000 common shares with a par value of $0.001 and
20,000,000 preferred shares with $0.001 par value

Issued and outstanding:
35,750,000 common shares (2008 – 35,750,000)	16,750	16,750
Additional paid-in capital	44,250	44,250
Deficit accumulated during the development stage	(525,591)	(413,344)

	(464,591)	(352,344)

	$2,633	$4,468

Contingency (Note 1)
Subsequent events (Note 8)

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			November 22,
			2004 (Inception)
	October 31,	October 31,	to October 31,
	2009	2008	2009

EXPENSES
Amortization	$1,994	$1,375	$3,369
Consulting fees	-	128,223	128,223
Foreign exchange (gain)loss	55,581	(78,300)	22,080
Impairment of oil and gas property	-	-	202,603
Interest and bank charges	6,804	1,944	8,748
Office and general	11,745	15,754	35,507
Professional fees	36,123	38,873	125,061

NET LOSS	$(112,247)	$(107,869)	$(525,591)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING – BASIC
AND DILUTED	35,750,000	36,148,975

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 22, 2004
(INCEPTION) TO OCTOBER 31, 2009

	Common Stock
				Deficit
				Accumulated
			Additional	During
	Number of		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance, November 22, 2004	-	$-	$-	$-	$-

Common stock issued for cash at $0.00002 per
share - November 23, 2004	50,000,000	1,000	-	-	1,000

Common stock issued for cash at $0.002 per
share - December 1, 2004 to
February 28, 2005	30,000,000	60,000	-	-	60,000

Net Loss	-	-	-	(7,990)	(7,990)

Balance, October 31, 2005	80,000,000	61,000	-	(7,990)	53,010

Net Loss	-	-	-	(30,342)	(30,342)

Balance, October 31, 2006	80,000,000	61,000	-	(38,332)	22,668

Net Loss	-	-	-	(267,143)	(267,143)

Balance, October 31, 2007	80,000,000	61,000	-	(305,475)	(244,475)

Cancelled - April 15, 2008	(44,250,000)	(44,250)	44,250	-	-

Net loss	-	-	-	(107,869)	(107,869)

Balance, October 31, 2008	35,750,000	16,750	44,250	(413,344)	(352,344)

Net loss	-	-	-	(112,247)	(112,247)

Balance, October 31, 2009	35,750,000	16,750	44,250	(525,591)	(464,591)

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			November 22,
			2004 (Inception)
	October 31,	October 31,	to October 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(112,247)	$(107,869)	$(525,591)
Adjustment for items not affecting cash:
Amortization	1,994	1,375	3,369
Foreign exchange (gain) loss	32,125	(51,319)	25,605
Accrued interest on convertible debt	7,502	1,483	8,985
Impairment of oil and gas property	-	-	202,603
Change in non-cash working capital items:
Accounts payable and accrued liabilities	(18,042)	21,660	11,760
Due to related party	4,159	-	4,159
Net cash used in operations	(84,509)	(134,670)	(269,110)

Cash Flows from Investing Activities
Oil and gas property	-	-	(247,402)
Purchase of equipment	-	(5,000)	(5,000)
Net cash used in investing activities	-	(5,000)	(252,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Due to related party	-	17,208	253,546
Proceeds from convertible debt	84,668	123,300	207,968
Net cash provided by financing activities	84,668	140,508	522,514

Increase In Cash	159	838	1,002

Cash, Beginning	843	5	-

Cash, Ending	$1,002	$843	$1,002

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Intelbahn Inc. is a development stage company and is currently seeking for new business opportunities.

Going concern
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $525,591 at October 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Equipment
Equipment consists of computer equipment which is recorded at cost. Amortization is provided using the declining balance method at a rate of 55% per year. Amortization is calculated based on half-year rule in the year of acquisition.

Use of estimates and assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of the equipment, deferred income tax amounts, rates and timing of the reversal of income tax differences.

Loss per common share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to the basic loss per share.

Comprehensive Loss
For all periods presented, the Company has no items that represent a comprehensive loss and, therefore, has not included a statement of comprehensive loss in these financial statements.

INTELBAHN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments
The fair value of the Company’s financial instruments consisting of cash, note payable, accounts payable, amounts due to related party and convertible debt approximate their carrying values due to the immediate or short-term maturity of these financial instruments, except for the amount due to related party which is valued at the exchange amount as the fair value cannot be reliably measured and the long-term convertible debt which is measured at amortized cost. The Company operates in Canada and therefore is exposed to foreign exchange risk. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Income taxes
Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Stock-based compensation
The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Foreign Currency Translation
Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted Statement 168 for the year ended October 31, 2009.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

INTELBAHN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

NOTE 3 – EQUIPMENT

Equipment comprises the following:

	October 31, 2009		October 31, 2008
		Accumulated
	Cost	Amortization	Net Book Value	Net Book Value

Computer equipment	$5,000	$3,369	$1,631	$3,625

NOTE 4 – NOTE PAYABLE

At October 31, 2009, the Company owed $234,352 (2008: $202,227), the equivalent of CAD $253,546 to the former president of the Company who resigned in 2008. The loan is unsecured, bears no interest and is payable on demand.

NOTE 5 – DUE TO RELATED PARTY

At October 31, 2009, the Company owed $4,159 (2008 – $Nil) to the president and the director of the Company for management fees charged. This amount is unsecured, bears no interest and is payable on demand.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

NOTE 6 – CONVERTIBLE DEBT

On May 28, 2008, the Company entered into a credit facility agreement with Gruppo Trimark Management Corp (“Gruppo”). The Company can borrow up to CAD $505,000 from the lender, for a period of five years from the date of execution of this agreement. The maximum amount that the Company can draw on is CAD $50,000 in any calendar month unless the Company requests a larger monthly sum by delivering notice in writing to Gruppo 20 days in advance. The balance is unsecured and bears interest of 3.98% per annum. Both the principal and interest are due and payable on the expiration of the credit term (May 28, 2013). The debt carries a convertible feature where Gruppo has the right at any time to convert the full credit amount outstanding into common stock of the Company based on a conversion price of $0.05. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recognized. As at October 31, 2009, the balance of $216,953 (2008 - $124,783) includes accrued interest of $8,985 (2008 - $1,483). None of the balance owing was converted to the Company’s common shares.

INTELBAHN INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009

NOTE 7 – INCOME TAXES

As of October 31, 2009, the Company has estimated tax loss carry forwards for tax purpose of approximately $525,247 (2008 - $413,000), which expire by 2029. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	October 31,	October 31,
	2009	2008

Loss before income tax	$112,247	$107,869
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	38,164	36,675
Change in valuation allowance	(38,164)	(36,675)

Income tax provision	$-	$-

	October 31,	October 31,
	2009	2008
Components of deferred tax asset:
Non-capital tax loss carry forwards	$178,701	$140,537
Less: valuation allowance	(178,701)	(140,537)

Net deferred tax asset	$-	$-

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosure. Upon filing there could be penalties an interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplemental information associated with foreign ownership, debt and equity position. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to October 31, 2009, the Company borrowed an additional CAD $20,000 from Gruppo in accordance with its credit facility agreement (see Note 6).

The Company evaluates subsequent events through the financial statements filing date of January 28, 2010.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.   Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our president (our principal executive officer and our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of October 31, 2009, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our president (our principal executive officer and our principal financial and accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our president (our principal executive officer and our principal financial and accounting officer) have concluded that our financial controls and procedures are effective at that reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Christine Kilbourn	Director President and Treasurer	60	April 1, 2008
Mauro Baessato	Secretary	56	May 27, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended October 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Our Code of Business Conduct and Ethics is being filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended October 31, 2009. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Intelbahn Inc., Suite 314 – 837 West Hastings Street, Vancouver, British Columbia V6C 3N6.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2009 and 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Christine Kilbourn(1) President, Treasurer and Director	2009 2008	Nil 1,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 1,500
Mauro Baessato(2) Secretary	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Barry Swanson(3) former President, Chief Financial Officer, Secretary and Director	2009 2008	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)           Ms. Kilbourn was elected director on February 1, 2008 and appointed president, secretary and treasurer on April 1, 2008. Ms. Kilbourn resigned as secretary on May 27, 2008.

(2)           Mr. Baessato was appointed secretary of our company on May 27, 2008.

(3)           Mr. Swanson was appointed president, secretary and treasurer and elected director on November 22, 2004 and resigned from all positions as officer and as a director on April 1, 2008.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended October 31, 2009 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended October 31, 2009.

Option Exercises

During our Fiscal year ended October 31, 2009 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during

1.           any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.           any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.           being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.           being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 25, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Christine Kilbourn Vancouver, British Columbia	Common	2,000,000	5.6%
Mauro Baessato Vancouver, British Columbia	Common	Nil	0%
Directors and Officers as a group	Common	2,000,000	5.6%
Rahan Bodmer Zurich, Switzerland	Common	3,500,000	9.8%
Brandon Truaxe Toronto, ON	Common	3,250,000	9.1%
Union Securities Ltd. Vancouver, BC	Common	2,750,000	7.7%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 25, 2010 .As of January 25, 2010, there were 35,750,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Christine Kilbourn. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2009 and for the fiscal year ended October 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2009 $	October 31, 2008 $
Audit Fees	7,500	7,500
Audit Related Fees	7,000	6,500
Tax Fees	1,200	1,000
All Other Fees	Nil	Nil
Total	15,700	15,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

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

INTELBAHN INC.
(Registrant)

Dated: January 28, 2010	/s/ Christine Kilbourn
Christine Kilbourn
President, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 28, 2010	/s/ Christine Kilbourn
Christine Kilbourn
President, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer
and Principal Accounting Officer)