Form 10-Q
period 2010-01-31
Intelbahn Inc.
filed 2010-03-18
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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
35,750,000 common shares issued and outstanding as of March 15, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

INTELBAHN INC.
(a Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

January 31, 2010

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

INTELBAHN INC.
(a Development Stage Company)

BALANCE SHEETS
(Unaudited)
	January 31,	October 31,
	2010	2009

ASSETS

Current
Cash	$2,457	$1,002
	2,457	1,002

Equipment	1,405	1,631

	$3,862	$2,633

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,821	$11,760
Note payable	237,877	234,352
Due to related party	4,222	4,159
	256,920	250,271

Convertible debt	241,097	216,953

	498,017	467,224

STOCKHOLDERS’ DEFICIT

Common stock
Authorized:
4,500,000,000 common shares with a par value of $0.001 and 20,000,000 preferred shares with $0.001 par value

Issued and outstanding:
35,750,000 common shares	16,750	16,750
Additional paid-in capital	44,250	44,250
Deficit accumulated during the development stage	(555,155)	(525,591)
	(494,155)	(464,591)

	$3,862	$2,633

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(a Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
			November
	Three months	Three months	22, 2004
	ended	ended	(Inception) to
	January 31,	January 31,	January 31,
	2010	2009	2010

EXPENSES
Amortization	$226	$503	$3,595
Consulting fees	-	-	128,223
Foreign exchange (gain) loss	5,495	(1,505)	27,575
Impairment of oil and gas property	-	-	202,603
Interest and bank charges	3,176	1,047	11,924
Office and general	7,130	3,078	42,637
Professional fees	13,537	6,981	138,598

NET LOSS	$29,564	$10,104	$555,155

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	35,750,000	35,750,000

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(a Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
			November 22,
	Three months	Three months	2004
	Ended	Ended	(Inception) to
	January 31,	January 31,	January 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(29,564)	$(10,104)	$(555,155)
Adjustment for items not affecting cash:
Amortization	226	503	3,595
Foreign exchange (gain) loss	5,841	(10,824)	31,446
Accrued interest on convertible debt	1,891	1,215	10,876
Impairment of oil and gas property	-	-	202,603
Change in non-cash working capital items:
Prepaid expenses	-	(4,000)	-
Accounts payable and accrued liabilities	3,061	(13,196)	14,821
Net cash used in operations	(18,545)	(36,406)	(291,814)

Cash Flows from Investing Activities
Oil and gas property	-	-	(247,402)
Purchase of equipment	-	-	(5,000)
Net cash used in investing activities	-	-	(252,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Due to related party	-	-	257,705
Proceeds from convertible long term debt	20,000	45,000	227,968
Net cash provided by financing activities	20,000	45,000	546,673

Increase In Cash	1,455	8,594	2,457

Cash, Beginning	1,002	843	-

Cash, Ending	$2,457	$9,437	$2,457

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTELBAHN INC.
(a Development Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
January 31, 2010

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

The Company evaluates subsequent events through the financial statements filling date and noted no material events require disclosure.

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

Also effective July 9, 2008, we entered into IT Service Agreements with Andriy Zolotoiy, Ivan Pankov and ZoidSoft, Inc. Pursuant to the terms of the agreement with Andriy Zolotoiy, we agreed to pay Mr. Zolotoiy a $35,500 non-recoverable retainer and $11,260 monthly for the term of the contact. Pursuant to the terms of the agreement with Ivan Pankov, we agreed to pay Mr. Pankov $250 per day for the term of the contract, based on an eight (8) hour work day. Pursuant to the terms of the agreement with ZoidSoft, Inc., we agreed to pay Zoidsoft a $28,500 non-recoverable retainer and $9,000 monthly for the term of the contact. The agreements are for information technology consulting services on a per project basis and were entered into to reflect our anticipated direction.

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $39,300 in searching for and acquiring a suitable business:

Expense		Cost
General and administrative expenses		$1,300
Management and administrative costs		$6,000
Legal Fees		$12,000
Auditor Fees		$20,000
Lease	$	Nil
		$39,300

Results of Operations

Three months ended January 31, 2010 compared to three months ended January 31, 2009.

		Three months		Three months
		ended		ended
		January 31, 2010		January 31, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		$29,564		$10,104
Net Income (Loss)		$(29,564)		$(10,104)

Expenses

Our operating expenses for the three month periods ended January 31, 2010 and January 31, 2009 are outlined in the table below:

		Three months		Three months
		ended		ended
		January 31, 2010		January 31, 2009
Amortization		$226		$503
Consulting fees	$	Nil	$	Nil
Foreign exchange (gain) loss		$5,495		$(1,505)
Impairment of oil and gas property	$	Nil	$	Nil
Interest and bank charges		$3,176		$1,047
Office and general		$7,130		$3,078
Professional fees		$13,537		$6,981

Operating expenses for the three months ended January 31, 2010 increased by 192.6% as compared to the comparative period in January 31, 2009 primarily as a result of an increase in foreign exchange loss, interest and bank charges, office and general expenses and professional fees.

Revenue

We have not had any revenues from operations since inception (November 22, 2004). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital
			Percentage
	As at	As at	Increase/
	January 31, 2010	October 31, 2009	(Decrease)
Current Assets	$3,862	$2,633	47%
Current Liabilities	$256,920	$250,271	2.7%
Working Capital	$(253,058)	$(247,638)	2.2%

Cash Flows

		Three months Ended		Three months Ended
		January 31, 2010		January 31, 2009
Net cash used in operations		$(18,545)		$(36,406)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$20,000		$45,000
Increase (decrease) In Cash		$1,455		$8,594

Our net cash used by operating activities for the three months ended January 31, 2010 was $18,545 compared with $36,406 for the three months ended January 31, 2009. Our management believes that we will need additional funding in order to meet our operating expenses.

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

We had cash in the amount of $2,457 as of January 31, 2010. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 22, 2004 (date of inception) to January 31, 2010 was $555,155. We had cash of $2,457 as of January 31, 2010. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $3,275 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the period ended January 31, 2010. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

ITEM 4 CONTROLS AND PROCEDURES.

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

As of January 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).

3.3	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008).

3.4	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008).

3.5	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on June 16, 2008).

(10)	Material Contracts

10.1	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008).

10.2*	Amending Agreement with Gruppo Trimark Management Corp., dated March 15, 2010

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

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

Date: March 17, 2010