Form 10-Q
period 2010-04-30
Intelbahn Inc.
filed 2010-06-14
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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
[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[X] YES   [   ] NO

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
35,750,000 common shares issued and outstanding as of June 11, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

INTELBAHN INC.
(a Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

April 30, 2010

INTELBAHN INC.
(a Development Stage Company)

BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
	2010	2009

ASSETS

Current
Cash	$7,373	$1,002

Equipment	1,186	1,631
	$8,559	$2,633

LIABILITIES

Current
Accounts payable and accrued liabilities	$8,879	$11,760
Note payable	249,591	234,352
Due to related party	1,477	4,159
	259,947	250,271

Convertible debt	285,166	216,953

	545,113	467,224

STOCKHOLDERS’ DEFICIT

Common stock
Authorized: 4,500,000,000 common shares with a par value of $0.001 and 20,000,000 preferred shares with $0.001 par value
Issued and outstanding: 35,750,000 common shares	16,750	16,750
Additional paid-in capital	44,250	44,250
Deficit accumulated during the development stage	(597,554)	(525,591)
	(536,554)	(464,591)

	$8,559	$2,633

The accompanying note is an integral part of these financial statements.

INTELBAHN INC.
(a Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					from
	Three	Three			November
	Months	Months	Six Months	Six Months	22, 2004
	Ended	Ended	Ended	Ended	(Inception)
	April 30,	April 30,	April 30,	April 30,	to April 30,
	2010	2009	2010	2009	2010

EXPENSES
Amortization	$219	$486	$445	$989	$3,814
Consulting fees	-	-	-	-	128,223
Foreign exchange loss	23,977	16,725	29,472	15,220	51,552
Impairment of oil and gas property	-	-	-	-	202,603
Interest and bank charges	2,777	1,220	5,953	2,267	14,701
Office and general	9,559	4,277	16,689	7,355	52,196
Professional fees	5,867	11,547	19,404	18,528	144,465

NET LOSS	$42,399	$34,255	$71,963	$44,359	$597,554

LOSS PER SHARE - BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	35,750,000	35,750,000	35,750,000	35,750,000

The accompanying note is an integral part of these financial statements.

INTELBAHN INC.
(a Development Stage Company)

STATEMENTS OF CASH FLOWS

			November 22,
	Six Months	Six Months	2004
	Ended	Ended	(Inception) to
	April 30,	April 30,	April 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(71,963)	$(44,359)	$(597,554)
Adjustment for items not affecting cash:
Amortization	445	989	3,814
Foreign exchange loss	28,761	10,295	54,366
Accrued interest on convertible debt	5,471	2,511	14,456
Impairment of oil and gas property	-	-	202,603
Change in non-cash working capital items:
Accounts payable and accrued liabilities	(2,881)	(7,266)	8,879
Due to related party	(2,682)	-	1,477
Net cash used in operations	(42,849)	(37,830)	(311,959)

Cash Flows from Investing Activities
Oil and gas property	-	-	(247,402)
Purchase of equipment	-	-	(5,000)
Net cash used in investing activities	-	-	(252,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Due to related party	-	-	253,546
Proceeds from convertible long term debt	49,220	40,149	257,188
Net cash provided by financing activities	49,220	40,149	571,734

Increase In Cash	6,371	2,319	7,373

Cash, Beginning	1,002	843	-

Cash, Ending	$7,373	$3,162	$7,373

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying note is an integral part of these financial statements.

INTELBAHN INC.
(a Development Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
April 30, 2010

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $94,500 in searching for and acquiring a suitable business:

Expense		Cost
General and administrative expenses		$40,000
Management and administrative costs		$22,500
Legal Fees		$12,000
Auditor Fees		$20,000
Lease	$	Nil
		$94,500

Results of Operations

Three months ended April 30, 2010 compared to three months ended April 30, 2009.

		Three months		Three months
		ended		ended
		April 30, 2010		April 30, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		$42,399		$34,255
Net Income (Loss)		$(42,399)		$(34,255)

Expenses

Our operating expenses for the three month periods ended April 30, 2010 and April 30, 2009 are outlined in the table below:

	Three months	Three months
	ended	ended
	April 30, 2010	April 30, 2009
Amortization	$219	$486
Foreign exchange (gain) loss	$23,977	$16,725
Interest and bank charges	$2,777	$1,220
Office and general	$9,559	$4,227
Professional fees	$5,867	$11,547

Operating expenses for the three months ended April 30, 2010 increased by 23.77% as compared to the comparative period in April 30, 2009 primarily as a result of an increase in foreign exchange loss, interest and bank charges and office and general expenses.

Six months ended April 30, 2010 compared to six months ended April 30, 2009.

		Six months ended		Six months ended
		April 30, 2010		April 30, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		$71,963		$44,359
Net Income (Loss)		$(71,963)		$(44,359)

Expenses

Our operating expenses for the six month periods ended April 30, 2010 and April 30, 2009 are outlined in the table below:

	Six months ended	Six months ended
	April 30, 2010	April 30, 2009
Amortization	$445	$989
Foreign exchange (gain) loss	$29,472	$15,220
Interest and bank charges	$5,953	$2,267
Office and general	$16,689	$7,355
Professional fees	$19,404	$18,528

Operating expenses for the six months ended April 30, 2010 increased by 62.23% as compared to the comparative period in April 30, 2009 primarily as a result of an increase in foreign exchange loss, interest and bank charges, office and general expenses and professional fees.

Revenue

We have not had any revenues from operations since inception (November 22, 2004). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase/
	April 30, 2010	October 31, 2009	(Decrease)
Current Assets	$8,559	$2,633	225.06%
Current Liabilities	$259,947	$250,271	3.87%
Working Capital	$(251,388)	$(247,638)	1.51%

Cash Flows

		Six months Ended		Six months Ended
		April 30, 2010		April 30, 2009
Net cash used in operations		$(42,849)		$(37,830)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$49,220		$40,149
Increase (decrease) In Cash		$6,371		$2,319

Our net cash used by operating activities for the three months ended April 30, 2010 was $42,849 compared with $37,830 for the three months ended April 30, 2009. Our management believes that we will need additional funding in order to meet our operating expenses.

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

We had cash in the amount of $7,373 as of April 30, 2010. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 22, 2004 (date of inception) to April 30, 2010 was $597,554. We had cash of $7,373 as of April 30, 2010. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $7,875 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended October 31, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

As of April 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).

3.3	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008).

3.4	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008).

Exhibit	Description
Number

3.5	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on June 16, 2008).

(10)	Material Contracts

10.1	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008).

10.2*	Amending Agreement with Gruppo Trimark Management Corp., dated March 15, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 18, 2010).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

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

Date: June 14, 2010