Form 10-Q
period 2010-07-31
Intelbahn Inc.
filed 2010-09-14
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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
35,750,000 common shares issued and outstanding as of September 13, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

INTELBAHN INC.
(a Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

July 31, 2010

INTELBAHN INC.
(a Development Stage Company)

BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
	2010	2009

ASSETS

Current
Cash	$908	$1,002
Prepaid expenses	1,634	-
	2,542	1,002

Equipment	960	1,631

	$3,502	$2,633

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,340	$11,760
Note payable	246,574	234,352
Due to related party	1,459	4,159
	251,373	250,271

Convertible debt	303,852	216,953

	555,225	467,224

STOCKHOLDERS’ DEFICIT

Common stock
Authorized: 4,500,000,000 common shares with a par value of $0.001 and 20,000,000 preferred shares with $0.001 par value

Issued and outstanding: 35,750,000 common shares	16,750	16,750
Additional paid-in capital	44,250	44,250
Deficit accumulated during the development stage	(612,723)	(525,591)
	(551,723)	(464,591)

	$3,502	$2,633

The accompanying note is an integral part of these financial statements

INTELBAHN INC.
(a Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					from
	Three	Three			November
	Months	Months	Nine Months	Nine Months	22, 2004
	Ended	Ended	Ended	Ended	(Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31,
	2010	2009	2010	2009	2010

EXPENSES
Amortization	$226	$502	$671	$1,491	$4,040
Consulting fees	-	-	-	-	128,223
Foreign exchange (gain)loss	(6,007)	42,374	23,465	57,594	45,545
Impairment of oil and gas property	-	-	-	-	202,603
Interest and bank charges	2,681	1,401	8,634	3,668	17,382
Office and general	9,921	2,965	26,610	10,320	62,117
Professional fees	8,348	8,489	27,752	27,017	152,813

NET LOSS	$15,169	$55,731	$87,132	$100,090	$612,723

LOSS PER SHARE - BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	35,750,000	35,750,000	35,750,000	35,750,000

The accompanying note is an integral part of these financial statements

INTELBAHN INC.
(a Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative
			from
			November 22,
	Nine Months	Nine Months	2004
	Ended	Ended	(Inception) to
	July 31,	July 31,	July 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(87,132)	$(100,090)	$(612,723)
Adjustment for items not affecting cash:
Amortization	671	1,491	4,040
Foreign exchange loss	20,487	57,905	46,329
Accrued interest on convertible debt	8,634	4,336	17,382
Impairment of oil and gas property	-	-	202,603
Change in non-cash working capital items:
Prepaid expenses	(1,634)	-	(1,634)
Accounts payable and accrued liabilities	(8,420)	(17,776)	3,340
Due to related party	(2,700)	-	1,459
Net cash used in operations	(70,094)	(54,134)	(339,204)

Cash Flows from Investing Activities
Oil and gas property	-	-	(247,402)
Purchase of equipment	-	-	(5,000)
Net cash used in investing activities	-	-	(252,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Due to related party	-	-	253,546
Proceeds from convertible long term debt	70,000	60,707	277,968
Net cash provided by financing activities	70,000	60,707	592,514

Increase (Decrease) In Cash	(94)	6,573	908

Cash, Beginning	1,002	843	-

Cash, Ending	$908	$7,416	$908

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying note is an integral part of these financial statements

INTELBAHN INC.
(a Development Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
July 31, 2010

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

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

From inception to July 9, 2008, we had been involved in the exploration of oil and gas properties. On July 9, 2008, we changed the focus of our company to developing, marketing, selling, installing and maintaining next-generation biometrically-enhanced security hardware and software for identification, authentication and authorization controls in small, medium and large business environments.

Effective October 2, 2008, we ceased our operations in the development, marketing, sales, installation and maintenance of next generation biometrically enhanced security hardware and software for identification, authentication and authorization controls in small, medium and large business environments.

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $94,500 in searching for and acquiring a suitable business:

Expense		Cost
General and administrative expenses		$40,000
Management and administrative costs		$22,500
Legal Fees		$12,000
Auditor Fees		$20,000
Lease	$	Nil
		$94,500

Results of Operations

Three months ended July 31, 2010 compared to three months ended July 31, 2009.

		Three months		Three months
		ended		ended
		July 31, 2010		July 31, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		$15,169		$55,731
Net Income (Loss)		$(15,169)		$(55,731)

Expenses

Our operating expenses for the three month periods ended July 31, 2010 and July 31, 2009 are outlined in the table below:

	Three months	Three months
	ended	ended
	July 31, 2010	July 31, 2009
Amortization	$226	$502
Foreign exchange (gain) loss	$(6,007)	$42,374
Interest and bank charges	$2,681	$1,401
Office and general	$9,921	$2,965
Professional fees	$8,348	$8,489

Operating expenses for the three months ended July 31, 2010 decreased by 72.79% as compared to the comparative period in July 31, 2009 primarily as a result of a foreign exchange gain.

Nine months ended July 31, 2010 compared to nine months ended July 31, 2009.

		Nine months		Nine months
		ended		ended
		July 31, 2010		July 31, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		$87,132		$100,090
Net Income (Loss)		$(87,132)		$(100,090)

Expenses

Our operating expenses for the nine month periods ended July 31, 2010 and July 31, 2009 are outlined in the table below:

	Nine months	Nine months
	ended	ended
	July 31, 2010	July 31, 2009
Amortization	$671	$1,491
Foreign exchange (gain) loss	$23,465	$57,594
Interest and bank charges	$8,634	$3,668
Office and general	$26,610	$10,320
Professional fees	$27,752	$27,017

Operating expenses for the nine months ended July 31, 2010 decreased by 12.94% as compared to the comparative period in July 31, 2009 primarily as a result of a decrease in foreign exchange loss

Revenue

We have not had any revenues from operations since inception (November 22, 2004). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operated a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase/
	July 31, 2010	October 31, 2009	(Decrease)
Current Assets	$2,542	$1,002	(154) %
Current Liabilities	$251,373	$250,271	0.44%
Working Capital	$(248,831)	$(249,269)	0.18%

Cash Flows

		Nine months Ended		Nine months Ended
		July 31, 2010		July 31, 2009
Net cash used in operations		$(70,094)		$(54,134)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$70,000		$60,707
Increase (decrease) In Cash		$(94)		$6,573

Our net cash used by operating activities for the nine months ended July 31, 2010 was $70,094 compared with $54,134 for the nine months ended July 31, 2009. Our management believes that we will need additional funding in order to meet our operating expenses.

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

We had cash in the amount of $908 as of July 31, 2010. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 22, 2004 (date of inception) to July 31, 2010 was $612,723. We had cash of $908 as of July 31, 2010. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $7,875 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended October 31, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

As of July 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

On March 15, 2010, we entered into an amending agreement with Gruppo Trimark Management Corp. The amending agreement removes section 3(a), in its entirety and replaces it with the following:

“3(a) At the option of the Lender, the Lender shall have the right at any time during the Term Loan, without payment of any additional consideration, to convert the full Term Loan amount outstanding into common stock of the Borrower based on a conversion price of $0.05 CDN, which conversion price remains constant regardless of the number of issued and outstanding common shares at the time of conversion. The conversion price shall not be subject to adjustment as a result of any share consolidations or reverse stock splits that the Borrower may undertake.”

ITEM 6. EXHIBITS.

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).

3.3	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008).

3.4	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008).

3.5	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on June 16, 2008).

(10)	Material Contracts

10.1	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008).

10.2*	Amending Agreement with Gruppo Trimark Management Corp., dated March 15, 2010

Exhibit	Description
Number

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

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

Date: September 14, 2010