Form 10-K
period 2010-10-31
Uniontown Energy Inc.
filed 2011-03-02
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [     ]

Commission file number 000-52560

UNIONTOWN ENERGY INC.
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
Yes[ ] No[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes[ ] No[x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[x]        No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ]         No[ ]

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
Yes[x]         No[ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2010 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
214,500,000 as of February 28, 2011

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

As used in this annual report, the terms “we”, “us”, “our”, and “company” mean Uniontown Energy Inc., unless the context clearly requires or states otherwise.

Corporate Overview

The address of our principal executive office is 314 -837 West Hastings Street, Vancouver, BC, V6C 3N6. Our telephone number is (604) 684.6142.

Our common stock is quoted on the OTC Bulletin Board under the symbol “UTOG”.

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

On December 29, 2010, we filed articles of merger with the Nevada Secretary of State to change of the name of our company to "Uniontown Energy Inc.", to be effected by way of a merger with our wholly owned subsidiary, Uniontown Energy Inc., which was formed solely for the purpose of the change of name. The change of name became effective on December 31, 2010 with the Nevada Secretary of State and Over-the-Counter Bulletin Board.

Also on December 29, 2010, we filed a certificate of change with the Nevada Secretary of State to give effect to a forward stock split of our authorized and issued and outstanding shares n a two (2) new for one (1) old basis. The change became effective on December 31, 2010 and our authorized capital increased from 4,500,000,000 to 9,000,000,000 shares of common stock, par value $0.001. Our preferred shares remain unchanged.

On February 3, 2011, we filed a certificate of change with the Nevada Secretary of State to give effect to a forward stock split of our authorized and issued and outstanding shares n a three (3) new for one (1) old basis. The change became effective on February 8, 2011 and our authorized capital increased from 9,000,000,000 to 27,000,000,000 shares of common stock, par value $0.001. Our preferred shares remain unchanged.

In connection with the change of name and forward stock split our trading symbol was changed to "UTOG" and our CUSIP number was changed to 909089 203.

From inception to July 9, 2008, we were involved in the exploration of oil and gas properties. From July 9, 2008 to October 31, 2009, we were in the business of developing, marketing, selling, installing and maintaining next-generation biometrically-enhanced security hardware and software for identification, authentication and authorization controls in small, medium and large business environments.

Since October 31, 2009, management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

Our Current Business

We are a company with no operations.

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

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company or the acquisition of various mineral or oil and gas assets. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2011.

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

We had cash in the amount of $2,648 as of October 31, 2010. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we acquire a commercially viable business. Our net loss from November 22, 2004 (date of inception) to October 31, 2010 was $653,671. We had cash of $2,648 as of October 31, 2010. We currently do not have any operations and we have no income. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended October 31, 2010. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are currently trading on the OTC Bulletin Board under the Symbol "UTOG". Our common shares were quoted for trading on the OTCBB on December 20, 2006 under the symbol "LBOG". On April 24, 2008 our symbol changed to “IBAH” in connection with the change of the name of our company from Lodge Bay Oil & Gas Corp. to Intelbahn Inc. and effected a 25 for one (1) forward stock split. On June 19, 2008 we effected a two (2) for one (1) forward stock split resulting in the change of our symbol to “INBH”. On December 29, 2010 we effected a change of name and a two for one forward split resulting in a symbol change to "UTOG".

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
October 31, 2010	$1.47	$0.25
July 31, 2010	N/A	N/A
April 30, 2010	N/A	N/A
January 31, 2010	N/A	N/A
October 31, 2009	$0.25	$0.25
July 31, 2009(1)	N/A	N/A
April 30, 2009(1)	N/A	N/A
January 31, 2009(1)	N/A	N/A
October 31, 2008(1)	N/A	N/A

(1) Our stock was listed for trading on December 20, 2006, the first trade did not occur until October 30, 2009.

As of February 28, 2011, there were 14 holders of record of our common stock. As of such date, 214,500,000 common shares were issued and outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended October 31, 2010.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended October 31, 2010 and October 31, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

Over the next twelve months we intend to use any funds that we may have available to fund our operations.

For the next 12 months we plan to expend a total of approximately $89,300 in searching for and acquiring a suitable business:

Expense	Cost

General and administrative expenses	$1,300
Due Diligence on potential acquisitions	$50,000
Management and administrative costs	$6,000
Legal Fees	$12,000
Auditor Fees	$20,000
$89,300

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

Our auditors have issued a going concern opinion for our year ended October 31, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. As we had cash in the amount of $2,648 and a working capital deficiency in the amount of $262,956 as of October 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2011.

Research and Development

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending October 31, 2011.

Results of Operations for the Years Ended October 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended October 31, 2010 and 2009.

Our operating results for the years ended October 31, 2010 and 2009 are summarized as follows:

		Year Ended
		October 31
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$128,080		$112,247
Net Loss		$(128,080)		$(112,247)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended October 31, 2010 and October 31, 2009 are outlined in the table below:

	Year Ended
	October 31
	2010		2009

Amortization	$897		$1,994
Consulting fees	$6,000	$	Nil
Foreign exchange (gain) loss	$30,466		$55,581
Interest and bank charges	$11,912		$6,804
Office and general	$16,160		$7,899
Professional fees	$40,783		$36,123
Management fees	$21,862		$3,846

The increase in general and administrative expenses for the year ended October 31, 2010, compared to the same period in fiscal 2009, was mainly due to foreign exchange loss.

Liquidity and Financial Condition

Working Capital
	At October	At October	Percentage
	31, 2010	31, 2009	Increase/Decrease

Current Assets	$2,899	$1,002	189%
Current Liabilities	$265,855	$250,271	6%
Working Capital	$(262,956)	$(249,269)	5%

Cash Flows
		At October		At October
		31, 2010		31, 2009

Net cash used in operations		$(86,752)		$(84,509)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$88,398		$84,668
Increase In Cash During The Period		$1,646		$159

We had cash in the amount of $2,648 as of October 31, 2010 as compared to $1,002 as of October 31, 2009. We had a working capital deficit of $262,956 as of October 31, 2010 compared to working capital deficit of $249,269 as of October 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Future Financings

To date, we have secured funding through a $505,000 line of credit, through a credit facility agreement with Gruppo Trimark Management Corp. As of October 31, 2010, the balance owing is US$330,449 (2009 – US$216,953), which includes accrued interest of $20,426 (2009 - $8,985). We will require additional funds to implement our growth strategy in our new business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

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

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended October 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Income taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. Our company uses the liability method to account for income taxes, which requires deferred taxes top be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not hat such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a position should be recognized in the financial statements, and such a position should only be recognized if our company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax position that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Stock-based compensation

Our company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Foreign Currency Translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting form foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements

Recent pronouncements issued by Financial Accounting Standards Board (“FASB”) or other authoritative standards groups with future effective dates are either not applicable or are no expected to be significant to the financial statements of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

UNIONTOWN ENERGY INC.

(Formerly Intelbahn Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

October 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Uniontown Energy Inc. (formerly Intelbahn Inc.):

We have audited the accompanying balance sheets of Uniontown Energy Inc. (an exploration stage company) as of October 31, 2010 and 2009, and the statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from November 22, 2004 (Inception) to October 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and the period from November 22, 2004 (Inception) to October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage and has incurred losses since inception and has negative working capital raising substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business and ultimately to attain profitable operations. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP CHARTERED ACCOUNTANTS

Vancouver, Canada
March 1, 2011

UNIONTOWN ENERGY INC.
(Formerly Intelbahn Inc.)
(An Exploration Stage Company)

BALANCE SHEETS

	October 31,	October 31,
	2010	2009

ASSETS

Current
Cash	$2,648	$1,002
Prepaid expenses	251	-
	2,899	1,002

Equipment (Note 3)	734	1,631

	$3,633	$2,633

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,480	$11,760
Note payable (Note 4)	249,540	234,352
Due to related party (Note 5)	1,835	4,159
	265,855	250,271

Convertible debt (Note 6)	330,449	216,953

	596,304	467,224

STOCKHOLDERS’ DEFICIT

Common stock Authorized: 27,000,000,000 common shares with a par value of $0.001 and 20,000,000 preferred shares with $0.001 par value Issued and outstanding: 214,500,000 common shares (2009 – 214,500,000)	61,000	61,000
Deficit accumulated during the exploration stage	(653,671)	(525,591)

	(592,671)	(464,591)

	$3,633	$2,633

Contingency (Note 1)
Subsequent events (Note 8)

The accompanying notes are an integral part of these financial statements

UNIONTOWN ENERGY INC.
(Formerly Intelbahn Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

			November 22,
			2004 (Inception)
	October 31,	October 31,	to October 31,
	2010	2009	2010

EXPENSES
Amortization	$897	$1,994	$4,266
Consulting fees	6,000	-	134,223
Foreign exchange loss	30,466	55,581	52,546
Impairment of oil and gas property	-	-	202,603
Interest and bank charges	11,912	6,804	20,660
Office and general	16,160	7,899	47,821
Professional fees	40,783	36,123	165,844
Management fees (Note 5)	21,862	3,846	25,708

NET LOSS	$(128,080)	$(112,247)	$(653,671)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	214,500,000	214,500,000

The accompanying notes are an integral part of these financial statements

UNIONTOWN ENERGY INC.
(Formerly Intelbahn Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 22, 2004
(INCEPTION) TO OCTOBER 31, 2010

	Common Stock
				Deficit
				Accumulated
			Additional	During
	Number of		Paid in	Exploration
	Shares	Amount	Capital	Stage	Total
Balance, November 22, 2004	-	$-	$-	$-	$-
Common stock issued for cash at $0.00002 per share - November 23, 2004	300,000,000	1,000	-	-	1,000
Common stock issued for cash at $0.002 per share - December 1, 2004 to February 28, 2005	180,000,000	60,000	-	-	60,000
Net Loss	-	-	-	(7,990)	(7,990)
Balance, October 31, 2005	480,000,000	61,000	-	(7,990)	53,010
Net Loss	-	-	-	(30,342)	(30,342)
Balance, October 31, 2006	480,000,000	61,000	-	(38,332)	22,668
Net Loss	-	-	-	(267,143)	(267,143)
Balance, October 31, 2007	480,000,000	61,000	-	(305,475)	(244,475)
Cancelled - April 15, 2008	(265,500,000)	-	-	-	-
Net loss	-	-	-	(107,869)	(107,869)
Balance, October 31, 2008	214,500,000	61,000	-	(413,344)	(352,344)
Net loss	-	-	-	(112,247)	(112,247)
Balance, October 31, 2009	214,500,000	61,000	-	(525,591)	(464,591)
Net loss	-	-	-	(128,080)	(128,080)
Balance, October 31, 2010	214,500,000	$61,000	$-	$(653,671)	$(592,671)

The accompanying notes are an integral part of these financial statements

UNIONTOWN ENERGY INC.
(Formerly Intelbahn Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			November
			22, 2004
			(Inception) to
	October 31,	October 31,	October 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(128,080)	$(112,247)	$(653,671)
Adjustment for items not affecting cash:
Amortization	897	1,994	4,266
Foreign exchange loss	28,608	32,125	54,213
Accrued interest on convertible debt	11,678	7,502	20,663
Impairment of oil and gas property	-	-	202,603
Change in non-cash working capital items:
Prepaid expenses	(251)	-	(251)
Accounts payable and accrued liabilities	2,720	(18,042)	14,480
Due to related party	(2,324)	4,159	1,835
Net cash used in operations	(86,752)	(84,509)	(355,862)

Cash Flows Used in Investing Activities
Oil and gas property	-	-	(247,402)
Purchase of equipment	-	-	(5,000)
Net cash used in investing activities	-	-	(252,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Due to related party	-	-	253,546
Proceeds from convertible debt	88,398	84,668	296,366
Net cash provided by financing activities	88,398	84,668	610,912

Increase in Cash	1,646	159	2,648

Cash, Beginning	1,002	843	-

Cash, Ending	$2,648	$1,002	$2,648

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

UNIONTOWN ENERGY INC.
(Formerly Intelbahn Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company changed its business direction to the exploration and development of oil and gas properties subsequent to the year end October 31, 2010. In conjunction with the change in business, the Company changed its name on December 31, 2010 from Intelbahn Inc. to Uniontown Energy Inc..

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $653,671 at October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Continuance as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Equipment

Equipment consists of computer equipment recorded at cost. Amortization is provided using the declining balance method at a rate of 55% per year.

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing theses financial statements include the carrying value of the equipment and deferred income tax amounts, rates and timing of the reversal of income tax differences.

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

UNIONTOWN ENERGY INC.
(Formerly Intelbahn Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments

The fair value of the Company’s financial instruments consisting of cash, accounts payable, amounts due to related party, note payable and convertible debt approximate their carrying values due to the immediate or short-term maturity of these financial instruments, except for the amount due to related party which is valued at the exchange amount as the fair value cannot be reliably measured and the long-term convertible debt which is measured at amortized cost. The Company operates in Canada and therefor is exposed to foreign exchange risk. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Income taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not hat such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a position should be recognized in the financial statements. A position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax position that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Stock-based compensation

The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Foreign Currency Translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Expense are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting form foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements

Recent pronouncements issued by Financial Accounting Standards Board (“FASB”) or other authoritative standards groups with future effective dates are either not applicable or are no expected to be significant to the financial statements of the Company.

UNIONTOWN ENERGY INC.
(Formerly Intelbahn Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010

NOTE 3 – EQUIPMENT

Equipment comprises the following:

		October 31, 2010		October 31, 2009
		Accumulated
	Cost	Amortization	Net Book Value	Net Book Value

Computer equipment	$5,000	$4,266	$734	$1,631

NOTE 4 – NOTE PAYABLE

At October 31, 2010, the Company owed $249,540 (2009 – $234,352) (CAD$ 253,546) to an unrelated third party (Note 6). The loan is unsecured, bears no interest and is payable on demand.

NOTE 5 – DUE TO RELATED PARTY

At October 31, 2010, the Company owed $1,835 (2009 – $4,159) to the former president of the Company for management fees charged. This amount is unsecured, bears no interest and is payable on demand in Canadian dollars.

During the year ended October 31, 2010, the Company paid $21,862 (2009:$3,846) management fees to two directors of the Company.

Related party transactions are in the normal course of business and are measured at the exchange amount which is the amount agreed upon by the related parties.

NOTE 6 – CONVENTIBLE DEBT

On May 28, 2008, the Company entered into a credit facility agreement with an unrelated third party (“Lender”), who also holds the note payable referred in Note 4. The Company can borrow up to CAD $505,000 from the Lender, for a period of five years from the date of execution of this agreement. The maximum amount that the Company can draw is CAD $50,000 in any calendar month unless the Company requests a larger monthly sum by delivering notice in writing to Lender 20 days in advance. The balance is unsecured and bears interest of 3.98% per annum. Both the principal and interest are due and payable on the expiration of the credit term (May 28, 2013). The debt carries a convertible feature where the Lender has the right at any time to convert the full credit amount outstanding into common stock of the Company based on a conversion price of $0.05. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recognized.

As at October 31, 2010, the balance of $330,449 (2009 - $216,953) includes accrued interest of $20,426 (2009 - $8,985). None of the balance owing has been converted to the Company’s common shares of the Company.

UNIONTOWN ENERGY INC.
(Formerly Intelbahn Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010

NOTE 7 – INCOME TAXES

As of October 31, 2010, the Company has estimated tax loss carry forwards for tax purpose of approximately $653,000 (2009 - $525,000), which expire commencing 2024. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization likelihood cannot be sufficiently established.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	October 31,	October 31,
	2010	2009

Loss before income tax	$128,080	$112,247
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	(43,547)	(38,164)
Change in valuation allowance	43,547	38,164

Income tax provision	$-	$-

	October 31,	October 31,
	2010	2009

Components of deferred tax asset:
Non-capital tax loss carry forwards	$222,248	$178,701
Valuation allowance	(222,248)	(178,701)

Net deferred tax asset	$-	$-

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

UNIONTOWN ENERGY INC.
(Formerly Intelbahn Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010

NOTE 8 – SUBSEQUENT EVENTS

a)

Effective November 15, 2010, the Company entered a purchase agreement to purchase a coal seam natural gas property called the Uniontown Project located in Bourbon County, Kansas for a total of $125,000. This agreement was terminated on February 10, 2010 because the transaction was not closed before the stipulated date.

b)

Effective December 31, 2010, the Company executed a split of its authorized, issued and outstanding common stock on a two new for one old basis. As a result, the Company’s authorized common stock increased from 4,500,000,000 to 9,000,000,000 and the Company’s issued and outstanding common stock increased from 35,750,000 to 71,500,000, all with a par value of $0.001. The company’s preferred stock remained unchanged.

c)

Effective February 8, 2011, the Company executed a split of its authorized, issued and outstanding common stock on a three new for one old basis. As a result, the Company’s authorized common stock increased from 9,000,000,000 to 27,000,000 and the Company’s issued and outstanding common stock increased from 71,500,000 to 214,500,000, all with a par value of $0.001. The company’s preferred stock remained unchanged.

d)

On February 16, 2011, the Company entered into a Letter of Intent (“LOI”) with a third party, AD Consult and Invest SA regarding the Company’s intent to acquire 7,000 acres of land in the Heath area of Montana. The terms of the acquisition are still being negotiated and the definitive agreement has not been signed as at audit report date.

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

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of October 31, 2010, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2010, our internal control over financial reporting was not effective due to the lack of segregation of duties in the financial reporting process in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Terry Fields	President, CEO, CFO, Secretary, Treasurer and Director	68	October 28, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Terry Fields – President, CEO, CFO, Secretary, Treasurer and Director

Mr. Fields' business career spans more than 40 years in both the public and private sectors. After graduating from the University of California in Los Angeles (UCLA) and having received his Bachelor of Science Degree in 1965, he attended Loyola University School of Law in Los Angeles where he was Student Body President, earning the prestigious Loyola University School of Law Alumni Award and the American Bar Association Silver Key Award for Excellence.

He obtained his Doctorate of Law Degree (J.D.) in 1968 and was admitted to the California State Bar in 1969. He engaged in trial law for fifteen years, subsequently specializing in Business and Corporate Law with an emphasis on finance, both domestic and international.

Mr. Fields has been involved in the oil and gas sector throughout his career. He is currently President and majority shareholder of Spirit Holding Inc., a private company, holding a 35% interest in twenty-five wells on +1,000 acres in central Texas. Mr. Fields is a consultant and equity owner of Gibraltar Energy Group LLC, which holds large oil and gas interests in Michigan and Kentucky. For the past 25 years, Terry has provided legal counsel to the President of United Energy Corp. (UNRG.OB) which is involved in all phases of the oil industry domestic and internationally. Mr. Fields holds an equity position in United Energy Corp as well. Mr. Fields’ experience in the oil and gas industry and his vast experience in administration of public companies are the reasons we appointed him to our board of directors.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended October 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of a Form 3 from our current sole officer and director, Mr. Terry Fields.

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

Our Code of Business Conduct and Ethics is being filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended October 31, 2010. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Intelbahn Inc., Suite 314 –837 West Hastings Street, Vancouver, British Columbia V6C 3N6.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2010 and 2009; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Fields(1) President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2010 2009	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Jurgen Wolfe(2) Former President, Chief Executive Officer and Chief Financial Officer	2010 2009	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Marshall Diamond- Goldberg(3) Former Secretary	2010 2009	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Christine Kilbourn(4) Former President, Treasurer and Director	2010 2009	8,000 3,846	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	8,000 3,846
Mauro Baessato(5) Former Secretary	2010 2009	13,862 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	13,862 Nil

(1)	Mr. Fields was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a director on October 28, 2010.

(2)	Mr. Wolfe was appointed President, Chief Executive Officer, Chief Financial Officer and as a director on October 12, 2010 and resigned from all positions on October 28, 2010.

(3)	Mr. Diamond-Goldberg was appointed Secretary and as a director on October 12, 2010 and resigned from all positions on November 10, 2010.

(4)

Ms. Kilbourn was elected director on February 1, 2008 and appointed president, secretary and treasurer on April 1, 2008. Ms. Kilbourn resigned as secretary on May 27, 2008 and as president, treasurer and director on October 12, 2010.

(5)	Mr. Baessato was appointed secretary of our company on May 27, 2008 and resigned as secretary on October 12, 2010.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended October 31, 2010 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended October 31, 2010.

Option Exercises

During our Fiscal year ended October 31, 2010 there were no options exercised by our named officers.

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

Compensation Committee Interlocks and Insider Participation

During 2010, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2010.

Compensation Committee Report

None.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Terry Fields 314 – 837 West Hastings Street, Vancouver, British Columbia, Canada	Common	Nil	0%
Directors and Officers as a group	Common	Nil	0%
Christine Kilbourn Vancouver, BC	Common	4,000,000	5.6%
Brandon Truaxe Toronto, ON	Common	6,500,000	9.1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 25, 2011 .As of January 25, 2011, there were 71,500,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Terry Fields. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2010 and for the fiscal year ended October 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2010 $	October 31, 2009 $
Audit Fees	8,000	8,000
Audit Related Fees	7,000	7,000
Tax Fees	1,400	1,200
All Other Fees	Nil	Nil
Total	16,400	15,700

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).

3.3	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008).

3.4	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2008).

3.5	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on June 16, 2008).

3.6	Articles of Merger filed with the Nevada Secretary of State on December 29, 2010 (incorporated by reference from our Current Report on Form 8-K filed on January 4, 2011).

3.7	Certificate of Change field with the Nevada Secretary of State on December 29, 2010 (incorporated by reference from our Current Report on Form 8-K filed on January 4, 2011).

3.8	Certificate of Change field with the Nevada Secretary of State on February 3, 2011 (incorporated by reference from our Current Report on Form 8-K filed on February 8, 2011).

(10)	Material Contracts

10.1	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008).

10.2	Purchase and Sale Agreement between our company and JayHawk Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2010).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONTOWN ENERGY INC.
(Registrant)

Dated: March 2, 2011	/s/ Terry Fields
Terry Fields
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 2, 2011	/s/ Terry Fields
Terry Fields
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)