Form 10-Q
period 2011-01-31
Uniontown Energy Inc.
filed 2011-03-17
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

Commission File Number 000-52560

UNIONTOWN ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0441419
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

314 – 837 West Hastings Street, Vancouver, British Columbia, Canada	V6C 3N6
(Address of principal executive offices)	(Zip Code)

604.684.6142
(Registrant’s telephone number, including area code)

N/A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

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
214,500,000 common shares issued and outstanding as of March 17, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

January 31, 2011

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2011	2010

ASSETS

Current
Cash	$157	$2,648
Prepaid expenses	-	251
		2,899

Equipment	632	734

	$789	$3,633

LIABILITIES

Current
Accounts payable and accrued liabilities	$38,666	$14,480
Note payable	253,166	249,540
Due to related party	-	1,835
	291,832	265,855

Convertible debt	338,406	330,449

	630,238	596,304

STOCKHOLDERS’ DEFICIT

Common stock
Authorized: 27,000,000,000 common shares with a par value of $0.001 and 20,000,000 preferred shares with $0.001 par value

Issued and outstanding: 214,500,000 common shares (October 31, 2010 - 214,500,000)	61,000	61,000
Deficit accumulated during the exploration stage	(690,449)	(653,671)

	(629,449)	(592,671)

	$789	$3,633

Subsequent events (Note 2)

The accompanying notes are an integral part of these financial statements

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			November
	Three Months	Three Months	22, 2004
	ended	ended	(Inception) to
	January 31,	January 31,	January 31,
	2011	2010	2011

EXPENSES
Amortization	$102	$226	$4,368
Consulting fees	6,000	-	140,223
Foreign exchange loss	7,789	5,495	60,335
Impairment of oil and gas property	-	-	202,603
Interest and bank charges	3,803	3,176	24,463
Office and general	11,086	7,130	58,907
Professional fees	7,500	13,537	173,344
Management fees	498	-	26,206

NET LOSS	$36,778	$29,564	$690,449

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	214,500,000	214,500,000

The accompanying notes are an integral part of these financial statements

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			November 22,
	Three months	Three months	2004
	Ended	Ended	(Inception) to
	January 31,	January 31,	January 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(36,778)	$(29,564)	$(690,449)
Adjustment for items not affecting cash:
Amortization	102	226	4,368
Foreign exchange loss	7,780	5,841	61,996
Accrued interest on convertible debt	3,803	1,891	24,463
Impairment of oil and gas property	-	-	202,603
Change in non-cash working capital items:
Prepaid expenses	251	-	-
Accounts payable and accrued liabilities	24,186	3,061	38,666
Due to related party	(1,835)	-	-
Net cash used in operations	(2,491)	(18,545)	(358,353)

Cash Flows from Investing Activities
Oil and gas property	-	-	(247,402)
Purchase of equipment	-	-	(5,000)
Net cash used in investing activities	-	-	(252,402)

Cash Flows from Financing Activities
Capital stock issued	-	-	61,000
Due to related party	-	-	253,546
Proceeds from convertible long term debt	-	20,000	296,366
Net cash provided by financing activities	-	20,000	610,912

Increase (Decrease) In Cash	(2,491)	1,455	157

Cash, Beginning	2,648	1,002	-

Cash, Ending	$157	$2,457	$157

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2010 included in the Company’s Form 10K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.

NOTE 2 – SUBSEQUENT EVENTS

a)

Effective November 15, 2010, the Company entered into a purchase agreement to purchase a coal seam natural gas property called the Uniontown Project located in Bourbon County, Kansas for a total of $125,000. This agreement terminated on February 10, 2011 as the transaction did not closed before the stipulated date.

b)

Effective February 8, 2011, the Company executed a split of its authorized, issued and outstanding common stock on a three new for one old basis. As a result, the Company’s authorized common stock increased from 9,000,000,000 to 27,000,000,000 and the Company’s issued and outstanding common stock increased from 71,500,000 to 214,500,000, all with a par value of $0.001. The company’s preferred stock remained unchanged.

c)

On February 16, 2011, the Company entered into a Letter of Intent (“LOI”) with a third party, AD Consult and Invest SA regarding the Company’s intent to acquire 7,000 acres of land in the Heath area of Montana. The terms of the acquisition are still being negotiated and the definitive agreement has not been signed.

Management has evaluated subsequent events to the financial statement filing date of March 17, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Uniontown Energy Inc., unless otherwise indicated. We have no subsidiaries.

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

On December 29, 2010, we filed articles of merger with the Nevada Secretary of State to change of the name of our company to “Uniontown Energy Inc.”, to be effected by way of a merger with our wholly owned subsidiary, “Uniontown Energy Inc.”, which was formed solely for the purpose of the change of name. The change of name became effective on December 31, 2010 with the Nevada Secretary of State and the Over-the-Counter Bulletin Board.

Also on December 29, 2010, we filed a certificate of change with the Nevada Secretary of State to give effect to a forward stock split of our authorized and issued and outstanding shares on a 2 new for 1 old basis. The change became effective on December 31, 2010 and our authorized capital increased from 4,500,000,000 to 9,000,000,000 shares of common stock, par value $0.001. Our preferred shares remain unchanged.

On February 3, 2011, we filed a certificate of change with the Nevada Secretary of State to give effect to a forward stock split of our authorized and issued and outstanding shares on a 3 new for 1 old basis. The change became effective on February 8, 2011 and our authorized capital increased from 9,000,000,000 to 27,000,000,000 shares of common stock, par value $0.001. Our preferred shares remain unchanged.

In connection with the change of name and forward stock split our trading symbol was changed to “UTOG” and our CUSIP number was changed to 909089 203.

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

Since October 31, 2009, management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder’s investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

Our Current Business

We are a company with no operations.

As of the date hereof, we have not been successful in our development, marketing, sales, installation and maintenance of next generation biometrically-enhanced security hardware and software for identification, authentication and authorization controls efforts. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $94,500 in searching for and acquiring a suitable business:

Expenses		Cost
General and administrative expenses		$40,000
Management and administrative costs		$22,500
Legal Fees		$12,000
Auditor Fees		$20,000
Lease	$	Nil
Total Expenses		$94,500

Results of Operations

Three months ended January 31, 2011 compared to three months ended January 31, 2010.

		Three months		Three months
		ended		ended
		January 31, 2011		January 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$36,778		$29,564
Net Income (Loss)		$(36,778)		$(29,564)

Expenses

Our operating expenses for the three month periods ended January 31, 2011 and January 31, 2010 are outlined in the table below:

		Three months		Three months
		ended		ended
		January 31,		January 31,
		2011		2010
Amortization		$102		$226
Consulting fees		$6,000	$	Nil
Foreign exchange loss		$7,789		$5,495
Impairment of oil and gas property	$	Nil	$	Nil
Interest and bank charges		$3,803		$3,176
Office and general		$11,086		$7,130
Professional fees		$7,500		$13,537
Management fees		$498	$	Nil
Net Loss		$36,778		$29,564

Operating expenses for the three months ended January 31, 2011 increased by 19.6% as compared to the comparative period in January 31, 2010 primarily as a result of an increase in consulting fees and office and general expenses.

Revenue

We have not had any revenues from operations since inception (November 22, 2004). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase/
	January 31, 2011	October 31, 2010	(Decrease)
Current Assets	$157	$2,899	(95)%
Current Liabilities	$291,832	$265,855	9.7%
Working Capital	$(291,675)	$(262,956)	10.9%

Cash Flows

		Three months		Three months
		Ended		Ended
		January 31,		January 31,
		2011		2010
Net cash used in operations		$(2,491)		$(18,545)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities	$	Nil		$20,000
Increase (decrease) in cash		$(2,491)		$1,455

Our net cash used by operating activities for the three months ended January 31, 2011 was $2,491 compared with $18,545 for the three months ended January 31, 2010. Our management believes that we will need additional funding in order to meet our operating expenses.

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

We had cash in the amount of $157 as of January 31, 2011. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 22, 2004 (date of inception) to January 31, 2011 was $690,449. We had cash of $157 as of January 31, 2011. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $7,875 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended October 31, 2010. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

ITEM 4 CONTROLS AND PROCEDURES

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
No.
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).
3.3	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2008).
3.4	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2008).
3.5	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on June 16, 2008).
3.6	Articles of Merger filed with the Nevada Secretary of State on December 29, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2011).
3.7	Certificate of Change filed with the Nevada Secretary of State on December 29, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2011).
3.8	Certificate of Change filed with the Nevada Secretary of State on February 3, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
(10)	Material Contracts
10.1	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008).
10.2	Amending Agreement with Gruppon Trimark Management Corp. dated March 15, 2010 (incorporated by referenced to our Quarterly Report on Form 10-Q filed on September 14, 2010).
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONTOWN ENERGY INC.

Date: March 17, 2011	/s/ Terry Fields
Terry Fields
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)