Form 10-Q
period 2011-04-30
Uniontown Energy Inc.
filed 2011-06-17
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-52560

UNIONTOWN ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0441419
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

999 Canada Place, Suite 404, Vancouver, British Columbia, Canada	V6C 3E2
(Address of principal executive offices)	(Zip Code)

702.583.5533
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
[ ] YES [X] NO

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
225,500,000 common shares issued and outstanding as of June 16, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

UNIONTOWN ENERGY INC.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. dollars)

April 30, 2011

Financial Statement Index

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	October 31,
	2011	2010
	$	$
	(Unaudited)
Assets
Current Assets
Cash	30,158	2,648
Prepaid expenses (Note 9)	1,276,448	251
Total Current Assets	1,306,606	2,899
Equipment (Note 4)	533	734
Oil and gas properties (Note 3)	24,440,955	–
Total Assets	25,748,094	3,633

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	129,572	14,480
Note payable (Note 5)	267,897	249,540
Due to related parties (Note 8)	56,528	1,835
Total Current Liabilities	453,997	265,855
Convertible debenture (Note 6)	361,327	330,449
Total Liabilities	815,324	596,304
Stockholders’ Deficit
Preferred Stock Authorized: 20,000,000 shares, par value $0.001 No shares issued and outstanding	–	–
Common Stock Authorized: 27,000,000,000 shares, par value $0.001 224,500,000 and 214,500,000 shares issued and outstanding, respectively	224,500	214,500
Additional paid in capital	23,177,455	(153,500)
Share subscriptions received	2,405,000	–
Accumulated deficit during the development stage	(874,185)	(653,671)
Total Stockholders’ Deficit	24,932,770	(592,671)
Total Liabilities and Stockholders’ Deficit	25,748,094	3,633

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 10)

(The accompanying notes are an integral part of these unaudited financial statements)

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated
					from
					November 22,
	For the Three	For the Three	For the Six	For the Six	2004
	Months	Months	Months	Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Amortization	99	219	201	445	4,467
Consulting fees	46,000	–	52,000	–	186,223
Foreign exchange (gain) loss	36,920	23,977	44,709	29,472	97,255
Impairment of oil & gas property	–	–	–	–	202,603
Investor relations	50,937	–	50,937	–	50,937
Interest and bank charges	3,466	2,777	7,269	5,953	27,929
Office and general	5,310	9,559	16,396	16,689	64,217
Professional fees	37,168	5,867	44,668	19,404	210,512
Management fees (Note 8)	7	–	505	–	26,213
Travel	3,829	–	3,829	–	3,829
Total Expenses	183,736	42,399	220,514	71,963	874,185
Net Loss	(183,736)	(42,399)	(220,514)	(71,963)	(874,185)

Net loss per share, basic and diluted	–	–	–	–

Weighted average shares outstanding	214,500,000	214,500,000	214,500,000	214,500,000

(The accompanying notes are an integral part of these unaudited financial statements)

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

			Accumulated from
	For the	For the	November 22,
	Six Months	Six Months	2004 (Date of
	Ended	Ended	Inception) to April
	April 30,	April 31,	30,
	2011	2010	2011
	$	$	$

Operating activities
Net loss for the period	(220,514)	(71,963)	(874,185)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	201	445	4,467
Foreign exchange loss	41,966	28,761	96,179
Accrued interest on convertible debt	7,269	5,471	27,932
Impairment of oil & gas properties	–	–	202,603

Changes in operating assets and liabilities:
Prepaid expense	(1,276,197)	–	(1,276,448)
Accounts payable and accrued liabilities	115,092	(2,881)	129,572
Due to related parties	54,693	(2,682)	56,528

Net Cash Used In Operating Activities	(1,277,490)	(42,849)	(1,633,352)

Investing Activities

Purchase of equipment	–	–	(5,000)
Purchase of oil and gas properties	(1,100,000)	–	(1,347,402)

Net Cash Used In Investing Activities	(1,100,000)	–	(1,352,402)

Financing activities
Proceeds from convertible long-term debt	–	49,220	296,366
Proceeds from issuance of common shares	–	–	61,000
Funds received in advance	2,405,000	–	2,405,000
Due to related parties	–	–	253,546

Net Cash Provided by Financing Activities	2,405,000	49,220	3,015,912
Increase in Cash	27,510	6,371	30,158
Cash – Beginning of Period	2,648	1,002	–
Cash – End of Period	30,158	7,373	30,158

Supplemental disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2010 included in the Company’s Form 10K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting primarily of normal recurring adjustments, have been made. Operating results for the three and six months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.

2.	Significant Accounting Policies

	(a)	Basis of Presentation

The interim unaudited financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is October 31.

	(b)	Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of share-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2011 and 2010, the Company had no items that affected comprehensive loss.

	(d)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

	(e)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period.

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	Oil and Gas Properties

As of April 30, 2011, the Company has incurred the following on its oil and gas properties:

	Mussellshell	Pondera
	Project	County	Total
	$	$	$
Acquisition cost
Balance – October 31, 2010 and January 31, 2011	–	–	–
Additions	23,340,955	1,100,000	24,440,955
Balance – April 30, 2011	23,340,955	1,100,000	24,440,955

Musselshell Prospect

On April 5, 2011, the Company entered into an option agreement to purchase a 75% interest in Musselshell Prospect in Montana. Under the terms of the agreement, the Company is required to issue 10,000,000 restricted common shares of the Company and grant 10,000,000 stock options with an exercise price of $3.00 per share until April 5, 2016.

Pondera County

On April 8, 2011, the Company entered into an exploration agreement for the acquisition and exploration of a 75% interest in certain oil and gas claims in the area of Pondera County, Montana. The Company has agreed to undertake all of the costs to drill a test well on the property, which will entitle the Company to a 70% working interest after all payouts. Under the terms of the agreement, the Company is required to pay $300,000 to reimburse exploration expenses within five business days of the agreement (paid), and an additional payment of $800,000 on or before April 15, 2011 (paid).

4.	Property and Equipment

			April 30,	October 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Computer Equipment	5,000	4,467	533	734

5.	Notes Payable

As at April 30, 2011, the Company owed $267,897 (2010 - $249,540) to a non-related party. The note is unsecured, non-interest bearing and due on demand.

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

6.	Convertible Debenture

On May 28, 2008, the Company entered into a credit facility agreement with an non-related party Under the terms of the credit facility, the Company can borrow up to CAD $505,000 for a period of five years from the date of execution of this agreement. The maximum amount that the Company can draw is CAD $50,000 in any calendar month unless the Company requests a larger monthly sum by delivering notice in writing 20 days in advance. The balance is unsecured, bears interest of 3.98% per annum, and is due by May 28, 2013. The debt carries a convertible feature where the outstanding balance can be converted into common stock of the Company at $0.05 per share. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recognized.

7.	Common Stock

a)

On February 4, 2011, the Company effected a forward stock split of the outstanding shares of the Company’s common stock on a one old for three new basis. The authorized capital increased from 9,000,000,000 shares of common stock with a par value of $0.001 to 27,000,000,000 shares of common stock with a par value of $0.001, and the Company’s issued and outstanding shares increased from 71,500,000 shares to 214,500,000 shares of the common stock.

	b)	As at April 30, 2011, the Company received subscription proceeds of $2,405,000 relating to a private placement of 1,000,000 common shares at $2.50 per common share.

	c)	As at April 30, 2011, the Company issued 10,000,000 common shares with a fair value of $11,900,000 with respect to the acquisition of the working interest in the Musselshell Property.

8.	Stock Options

On April 5, 2011, the Company granted 10,000,000 stock options as part of the acquisition of the 75% working interest in the Musselshell Property. The fair value of the stock options granted was $11,440,955, and was calculated using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, expected life of 5 years, risk-free rate of 2.28%, and no expected dividends.

A summary of the changes in the Company’s stock options is presented below:

Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Options	Price	(years)	Value
		$		$

Outstanding, October 31, 2010	–	–

Granted	10,000,000	3.00

Outstanding and Exercisable, April 30, 2011	10,000,000	3.00	4.93	–

The weighted average fair value of options granted during the six months ended April 30, 2011 was $1.14 per option (2010 – $Nil). As at April 31, 2011 and 2010, the Company had no unvested options and no unrecognized compensation costs.

9.	Related Party Transactions

As at April 30, 2011, the Company owed $56,528 (2010 - $1,835) to a shareholder of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

10.	Subsequent Events

a)

On April 13, 2011, the Company entered into a letter of intent to acquire a 25% interest in certain oil and gas claims in the area of Chouteau County, Montana. Under the terms of the letter of intent, the Company will pay $275,000 to reimburse exploration costs upon signing of the letter of intent (paid). On May 30, 2011, the Company signed an exploration agreement to acquire the oil and gas claims. To complete the acquisition, the Company must make option payments of $200,000 on or before May 31, 2011, $150,000 on or before June 15, 2011, and $1,000,000 on or before August 15, 2011.

Upon payment of a further $1,500,000 towards a steam operation pilot project on the property, the Company shall earn an additional 75% working interest, for an aggregate 100% interest in the leases, which shall entitle the Company to 85% working interest before the payouts and a 70% working interest after the payouts, subject to 75% net revenue interest earned.

	b)	Subsequent to April 30, 2011, the Company issued 1,000,000 common shares for proceeds of $2,500,000, of which $2,405,000 was received prior to April 30, 2011.

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

Corporate Overview

Uniontown Energy Inc. is an independent oil and gas company whose focus is the acquisition, development and production of oil and natural gas properties. Our company is focused on the acquisition, exploration, development and production of oil and natural gas properties. Our strategy is to build a portfolio of energy producing assets in known and producing oil and gas fields throughout North America.

Our company’s primary focus is to acquire high value leasehold interests specifically targeting oil and gas shale resource prospects in North America. We do not intend to limit our focus to any single geographic area because we want to remain flexible and intend to pursue the best opportunities available to us. We believe our competitive advantage is our ability to continue to acquire leases directly from the mineral owners through “organic leasing.” Because of our size and manoeuvrability, we are able to deploy our land acquisition teams into specific areas based on the latest industry information.

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $5,489,750 for exploration, development and acquisition of oil and gas properties:

Type of Expense	$
General and administrative expenses	154,550
Management and administrative costs	204,000
Legal Fees	60,000
Auditor Fees	22,500
Lease	48,700
Acquisition of properties through exploration expenditures	5,000,000
Total	5,489,750

Results of Operations

Three months ended April 30, 2011 compared to three months ended April 30, 2010.

		Three months		Three months
		ended		ended
		April 30, 2011		April 30, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$183,736		$42,399
Net Income (Loss)		$(183,736)		$(42,399)

Expenses

Our operating expenses for the three month periods ended April 30, 2011 and April 30, 2010 are outlined in the table below:

		Three months		Three months
		ended		ended
		April 30,		April 30,
		2011		2010
Amortization		$99		$219
Consulting fees		$46,000	$	Nil
Foreign exchange (gain) loss		$36,920		$23,977
Impairment of oil and gas property	$	Nil	$	Nil
Investor relations		$50,937	$	Nil
Interest and bank charges		$3,466		$2,777
Office and general		$5,310		$9,559
Professional fees		$37,168		$5,867
Management fees		$7	$	Nil
Travel expenses		$3,829	$	Nil
Net Loss		$(183,736)		$(42,399)

Operating expenses for the three months ended April 30, 2011 increased by 77% as compared to the comparative period in April 30, 2010 primarily as a result of an increase in consulting fees, foreign exchange loss, investor relations fees, professional fees and travel expenses.

Six months ended April 30, 2011 compared to three months ended April 30, 2010.

		Six months		Six months
		ended		ended
		April 30, 2011		April 30, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$220,514		$71,963
Net Income (Loss)		$(220,514)		$(71,963)

Expenses

Our operating expenses for the six month periods ended April 30, 2011 and April 30, 2010 are outlined in the table below:

		Six months		Six months
		ended		ended
		April 30,		April 30,
		2011		2010
Amortization		$201		$445
Consulting fees		$52,000	$	Nil
Foreign exchange loss		$44,709		$29,472
Impairment of oil and gas property	$	Nil	$	Nil
Investor relations		$50,937	$	Nil
Interest and bank charges		$7,269		$5,953
Office and general		$16,396		$16,689
Professional fees		$44,668		$19,404
Management fees		$505	$	Nil
Travel expenses		$3,829	$	Nil
Net Loss		$(220,514)		$(71,963)

Operating expenses for the six months ended April 30, 2011 increased by 67% as compared to the comparative period in April 30, 2010 primarily as a result of an increase in consulting fees, foreign exchange loss, investor relations fees, professional fees and travel expenses.

Revenue

We have not had any revenues from operations since inception (November 22, 2004). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

Percentage

	As at	As at	Increase/
	April 30,	October 31,	(Decrease)
	2011	2010
Current Assets	$1,306,606	$2,899	99.7%
Current Liabilities	$453,997	$265,855	41.4%
Working Capital	$852,609	$(262,956)	130.8%

Cash Flows

	Six months		Six months
	Ended		Ended
	April 30,		April 30,
	2011		2010
Net cash used in operations	$(1,277,490)		$(42,849)
Net cash used in investing activities	$(1,100,000)	$	Nil
Net cash provided by financing activities	$2,405,000		$49,220
Increase (decrease) in cash	$(27,510)		$(6,371)

Our net cash used by operating activities for the six months ended April 30, 2011 was $1,277,490 compared with $42,849 for the six months ended April 30, 2010. Our management believes that we will need additional funding in order to meet our operating expenses.

Future Financings

To date, we have secured funding through a $505,000 line of credit and on April 27, 2011 we raised $2,500,000 in a private placement through the issuance of 1,000,000 restricted shares of our common stock to one non-US investor at $2.50 per share. Over the next three months, we may require additional funds.

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

Basis of Presentation

The interim unaudited financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. dollars. Our company’s fiscal year-end is October 31.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of share-based payments, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2011 and 2010, our company had no items that affected comprehensive loss.

RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be materially adversely affected. In such case, our company may not be able to proceed with its planned operations and your investment may be lost entirely.

Risks Related to our Company

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $30,158 as of April 30, 2011. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 22, 2004 (date of inception) to April 30, 2011 was $874,185. We had cash of $30,158 as of April 30, 2011. We currently do not have any operations and we have no income. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended October 31, 2010. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

The effect of existing or probable governmental regulations may have an effect on our business.

The United States government provides a large subsidy to oil companies, with major tax breaks at virtually every stage of oil exploration and extraction. Revenue attributable to capital investment, including the costs of oil field leases and drilling equipment, are taxed at an effective rate of nine percent, which is a much lower rate than the 25% rate for general business taxes and lower than the taxes of virtually any other industry, according to a 2005 study by the non-partisan Congressional Budget Office.

At this time, our company is not aware of any existing or pending regulations that may have a material impact.

Cost and effects of compliance with environmental laws (federal, state and local) may have an effect on our business.

In the U.S., extraction of oil and gas is generally regulated by the individual states through statutes and common law. Federal and constitutional laws apply as well. In the United States, oil and gas rights to a particular parcel may be owned by private individuals, corporations, Indian tribes, or by local, state, or federal governments. Oil and gas rights extend vertically downward from the property line. Unless explicitly separated by a deed, oil and gas rights are owned by the surface landowner. Once severed from surface ownership, oil and gas rights may be bought, sold, or transferred, like other real estate property.

Other potential regulations include those related to greenhouse gas emissions, hydraulic fracturing and tax incentives.

At this time, our company is not aware of any existing or pending regulations that may have a material impact.

The need for any government approval of principal products of services could affect our operations.

Our company requires a number of permits and bonds before drilling its leased properties from local, state and federal government agencies. Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, Montana and Wyoming require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters.

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

  require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

  limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

  impose substantial liabilities for pollution resulting from our operations.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines, injunctions, or both. In management's opinion, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our company, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA") and comparable state statutes impose strict joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of ESA. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject our company to significant expenses to modify our operations or could force our company to discontinue certain operations altogether.

Climate Change.

Significant studies and research have been devoted to climate change and global warming, and climate change has developed into a major political issue in the United States and globally. Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production. Many states and the federal government have enacted legislation directed at controlling greenhouse gas emissions, and future legislation and regulation could impose additional restrictions or requirements in connection with our drilling and production activities and favor use of alternative energy sources, which could increase operating costs and demand for oil products. As such, our business could be materially adversely affected by domestic and international legislation targeted at controlling climate change.

The markets for our company's products are highly competitive. Our company competes with many other exploration and development companies in the oil and gas sector. Many of its competitors have greater financial, operational and sales and marketing resources and more experience in exploration and development than our company does.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years, and we expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Prices may not remain at current levels. Decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

These and other companies may have developed or could in the future develop new technologies or develop new properties that compete with our company’s products. Competition in our company’s markets is primarily driven by:

  Ability to capitalize on leasehold properties through drilling programs;
  price of oil and gas;
  price to get product(s) to market;
  ability to develop, maintain and protect proprietary leaseholds and holdings;
  sales and distribution capabilities;
  new drilling technologies; and
  demand for products

Risks Associated with Our Common Stock

Our company’s shares should be considered highly speculative due to the nature of our company's business and the present stage of its development. In evaluating our company and its business, shareholders should carefully consider, in addition to the other information contained in this quarterly report, the following risk factors. These risk factors are not a definitive list of all risk factors associated with our company or in connection with its operations. Our common stock is currently illiquid and highly speculative. Investment therein involves a high risk of loss of an investor's entire investment in our company. Each prospective investor is urged to carefully review the risk factors discussed below and to discuss with management the nature and extent of risks inherent in our company's proposed business in determining whether to invest in our company.

In the future, our company may need to incur additional debt or issue equity in order to fund working capital, capital expenditures and research and development requirements. If our company is unable to obtain additional debt or equity financing on acceptable terms or if it is limited with respect to incurring additional debt or issuing equity, it may be unable to complete on the drilling agreements attached herein. There can be no assurance that our company will be able to raise additional funds to fund its operations.

Our company may need to raise substantial amounts of money to fund a variety of future activities integral to the development of its business, including but not limited to the following:

  for exploration of leasehold properties;
  to develop and prove out oil and gas reserves with third party independent consultants;
  to retain qualified employees, particularly in light of intense competition for qualified personnel;
  to drill and produce petroleum products for sale on the open market; and
  to acquire new leasehold properties or companies.

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

Risks Related to Our Business

Our operating results are difficult to predict and fluctuations in them may cause volatility in the price of our shares.

Our company’s business is subject to a variety of risks and uncertainties and other factors that could cause actual events or results to differ materially from those projected in the forward-looking statements. Such factors include, but are not limited to, risks involve the possibility of project cost overruns or unanticipated costs and expenses; the demand for and price of petroleum products; the need for government permits to commence drilling operations; the availability of third party contractors; changes in governmental legislation; the need to obtain additional financing and uncertainty as to the availability and terms of future financing and other risks and uncertainties. Oil and gas explorations is inherently risky and there can be no absolute guarantee that our company will be successful in proving petroleum reserves or in being successful in petroleum production through drilling and other similar operations. Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. We will not be able to eliminate these conditions completely in any case. Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

If, together with our partners, we succeed in discovering oil and/or natural gas reserves, these reserves may not be capable of the production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves. Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we may develop and to effectively distribute our production.

Our future success will depend on the success of our exploration program. Oil and gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our ability to generate a return on our investments, revenues and our resulting financial performance are significantly affected by the prices we receive for oil and natural gas produced from wells on our acreage. Especially in recent years, the prices at which oil and natural gas trade in the open market have experienced significant volatility, and will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

  domestic and foreign demand for oil and natural gas by both refineries and end users;
  the introduction of alternative forms of fuel to replace or compete with oil and natural gas;
  domestic and foreign reserves and supply of oil and natural gas;
  competitive measures implemented by our competitors and domestic and foreign governmental bodies;
  weather conditions; and
  domestic and foreign economic volatility and stability.

A significant decrease in oil and natural gas prices could also adversely impact our ability to raise additional capital to pursue future drilling activities.

Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.

Even when used and properly interpreted, three-dimensional (3-D) seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. In addition, the use of three-dimensional (3-D) seismic data becomes less reliable when used at increasing depths. We could incur losses as a result of expenditures on unsuccessful wells. If exploration costs exceed estimates, or if exploration efforts do not produce results which meet expectations, the exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

Our company undertakes no obligation to update forward-looking statements if circumstances or management's estimates or opinions should change. The reader is cautioned not to place undue reliance on forward-looking statements.

Possible Loss of Entire Investment

Prospective investors should be aware that if our company is not successful in its endeavors, their entire investment in our company could become worthless. Even if our company is successful, there can be no assurances that investors will derive a profit from their investment.

Intellectual Property

Our company's success depends to a significant degree upon its ability to develop, and produce petroleum products from its leasehold properties. The nature of the seismic data and reserve projections are proprietary to our company, but are not trademarked or patentable.

Legal Proceedings

In the course of our company's business, our company may from time to time have access to confidential or proprietary information of third parties, and these parties could bring a claim against the

Corporation asserting that it has misappropriated their findings or technologies and had improperly incorporated such technologies into our company's products. Due to these factors, there remains a constant risk of intellectual property litigation affecting our company's business. In the future, our company may be made a party to litigation involving intellectual property matters and such actions, if determined adversely, could have a material adverse effect on our company.

Exploration and Development Activities

Our company does not have any material product sales to date and it is important for our company to continue to invest heavily in exploration and development. However, because our company competes in a constantly evolving market, it may pursue exploration and development projects that do not result in viable commercial products. In addition, our company has in the past, and may in the future, terminate exploration efforts in a particular area after it has made substantial initial funding commitments in that area. Any failure to translate exploration and development expenditures into successful new product introductions would have an adverse effect on our company's business.

Future Growth

Our company's ability to achieve its expansion objectives and to manage its growth effectively depends upon a variety of factors, including our company's ability to successful explore and prove up petroleum reserves, to attract and retain skilled employees and contractors, to successfully position and market its products and to identify and acquire leasehold property rights from third parties. In addition, our company faces significant challenges and risks in building and managing its team, including managing geographically dispersed exploration efforts. To accommodate growth and compete effectively, our company will be required to improve its information systems, create additional procedures and controls and expand, train, motivate and manage its work force. Our company's future success will depend in part on the ability of current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that our company's personnel, systems, procedures and controls will be adequate to support its future operations.

Business Combinations

Our company may, in the future, pursue other complementary businesses and leasehold arrangements. Our company may also pursue strategic alliances that leverage its industry experience to expand its geographic presence. Our company has limited experience with respect to acquiring other companies and limited experience with respect to forming collaborations, strategic alliances and joint ventures. If our company were to make any proposed transactions, it may not be able to integrate these transactions successfully into its existing business and could assume unknown or contingent liabilities. Any future transactions our company makes could also result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm our company's operating results. Integrating an acquired company also may require management resources that otherwise would be available for ongoing development of our company's existing business. Our company may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and our company may not realize the anticipated benefits of any transaction, technology license or strategic alliance.

Reliance on Third Parties

Our company relies on third party manufacturers to supply much of its contracted employees and technologies. Some of these components are only available from a limited number of suppliers or a limited group of suppliers, either because the market for these components is in demand to support multiple petroleum operators. Our company's reliance on outside vendors generally, and a limited group of suppliers in particular, involves several risks, including:

  an inability to obtain an adequate supply of required exploration and drilling contractors due to operational capacity constraints, an acquisition or contracting of the contractor(s) by one of our company's competitors or other supply constraints;
  delays and long lead times in drilling and operation; and
  reduced control over quality and pricing of contractors.

If third party suppliers were to go out of business or be unavailable, our company might be unable to find a replacement for such source in a timely fashion.

We have no history as a cash flow positive Company

We have no history of earnings or cash flow from operations. Management believes that it may continue incur losses in the short term. Management cannot assure investors as to the time period it will continue to incur losses. Management cannot assure investors that it will ever be profitable.

If our exploration and production costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with the exploration and drilling on our initial leasehold properties as well as further exploration of our remaining properties. The activities that require completion include but are not limited to basic research, garnering of seismic and historical data, third party geologist reports and other factors unforeseen at this point. There are many factors that could cause the cost of any or all of these activities to increase including but not limited to: the cost to hire and retain the services of employees or expert consultants, the cost to organize and execute drilling programs, the cost of materials, the cost of specialized equipment required to produce commercial-sized petroleum products, as well as other factors unforeseen by management at this point.

Development and operating activities are inherently risky.

Development of drugs and cosmetics involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The nature of these risks are such that our company may be forced to incur significant costs, or that significant delays in exploration, drilling and commercialization may be incurred, that could have a material adverse effect on our financial condition and business prospects.

Our estimates of success are subject to uncertainty.

Estimates of success are subject to considerable uncertainty. Such estimates are arrived at using management’s expectations, forecast and other factors that are difficult to calculate or quantify.

Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to the occurrence of events that are unexpected or negative outcomes from exploration of our leasehold properties that are very difficult to predict at the inception of exploration efforts. Due to the presence of these factors, there is no assurance that our petroleum products discussed herein will be completed.

Reliance on Key Personnel

Since our company's products are highly technical in nature, only highly qualified and trained petroleum exploration and drilling operators have the necessary skills to develop and market its products and provide its services.

As such, our company's future success also will depend in large part on the continued service of its key contractors and management personnel, including exploration and development, marketing and sales staffs. Our company faces intense competition for these professionals from its competitors, its customers and other companies throughout its industry. Our company does not generally enter into employment agreements requiring these employees to continue their employment for any period of time.

Any failure on our company's part to hire, train and retain a sufficient number of qualified professionals would seriously damage its business.

Our company shall deal with the various regulatory and governmental agencies, and the rules and regulations of such agencies. No assurances can be given that it will be successful in its efforts. Further, in order for our company to operate and grow its business, it needs to continually conform to the laws, rules and regulations of such jurisdiction. It is possible that the legal and regulatory situation pertaining to the development of our petroleum products will change. Uncertainty and new regulations and rules could increase our company’s cost of doing business or prevent it from conducting its business.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter covered by this Report we did not have any previously undisclosed, unregistered, sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED] ITEM 5. OTHER INFORMATION None.

ITEM 6. EXHIBITS

Exhibit	Description
No.
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).
3.3	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2008).
3.4	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2008).
3.5	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on June 16, 2008).
3.6	Articles of Merger filed with the Nevada Secretary of State on December 29, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2011).
3.7	Certificate of Change filed with the Nevada Secretary of State on December 29, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2011).
3.8	Certificate of Change filed with the Nevada Secretary of State on February 3, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
(10)	Material Contracts
10.1	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008).

Exhibit	Description
No.
10.2	Amending Agreement with Gruppon Trimark Management Corp. dated March 15, 2010 (incorporated by referenced to our Quarterly Report on Form 10-Q filed on September 14, 2010).
10.3	Asset Acquisition Agreement with AD Consult and Invest S.A. dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2011).
10.4	Amended Asset Acquisition Agreement with AD Consult and Invest S.A. dated April 5, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 5, 2011).
10.5	Option Agreement with AD Consult and Invest S.A. dated April 5, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 5, 2011).
10.6	Exploration Agreement with Longshot Oil, LLC dated April 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.7	Escrow Agreement with Longshot Oil, LLC and Holmes & Company dated April 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.8	Exploration Agreement with Longshot Oil, LLC and Holmes & Company dated May 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2011).
10.9	Escrow Agreement with Longshot Oil, LLC and Holmes & Company dated May 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2011).
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONTOWN ENERGY INC.

Date: June 17, 2011	/s/ Darren R. Stevenson
Darren R. Stevenson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 17, 2011	/s/ Terry Fields
Terry Fields
Chief Financial, Officer, Secretary, Treasurer and
Director
(Principal Financial Officer and Principal Accounting
Officer)