Form 10-Q
period 2011-07-31
Uniontown Energy Inc.
filed 2011-09-19
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			July 31, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-52560
UNIONTOWN ENERGY INC.
(Exact name of registrant as specified in its charter)
Nevada				98-0441419
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
999 Canada Place, Suite 404, Vancouver, British Columbia, Canada				V6C 3E2
(Address of principal executive offices)				(Zip Code)
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
225,500,000 common shares issued and outstanding as of September 19, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

UNIONTOWN ENERGY INC.
 (An Exploration Stage Company)

Financial Statements

(Expressed in U.S. dollars)

July 31, 2011

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Balance sheets
(Expressed in U.S. dollars)

	July 31,	October 31,
	2011 $	2010 $
	(Unaudited)
Assets

Current
Cash	328,033	2,648
Prepaid expenses	3,865	251

	331,898	2,899

Equipment (Note 4)	431	734
Oil and gas properties (Note 3)	26,397,109	–

	26,729,438	3,633

Liabilities and Stockholders’ Equity

Current
Accounts payable and accrued liabilities	119,461	14,480
Note payable (Note 5)	265,361	249,540
Due to related party (Note 7)	337,282	1,835

	722,104	265,855

Convertible debt (Note 6)	361,214	330,449

	1,083,318	596,304

Stockholders’ Equity

Common stock (Note 8)
Preferred Stock Authorized: 20,000,000 shares, par value $0.001 Nil shares issued and outstanding	–	–
Common Stock Authorized: 27,000,000,000 shares, par value $0.001 225,500,000 and 214,500,000 shares issued and outstanding, respectively	225,500	214,500
Common stock subscribed (Note 8)	25,676,455	(153,500)
Funds received in advance (Note 8)	796,100	–
Deficit accumulated during the exploration stage	(1,051,935)	(653,671)

	25,646,120	(592,671)

	26,729,438	3,633

The accompanying notes are an integral part of these financial statements

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Statements of operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended July 31, 2011 $	Three Months Ended July 31, 2010 $	Nine Months Ended July 31, 2011 $	Nine Months Ended July 31, 2010 $	From November 22, 2004 (Inception) to July 31, 2011 $

Revenues	–	–	–	–	–

Operating Expenses
Amortization	102	226	303	671	4,569
Consulting fees	36,000	-	88,000	–	222,223
Foreign exchange (gain)loss	(4,710)	(6,007)	39,999	23,465	92,545
Impairment of oil and gas property	–	–	–	–	202,603
Investor relations	14,360	-	65,297	–	65,297
Office and general	13,686	9,921	30,083	26,610	77,901
Professional fees	45,182	8,348	89,850	27,752	255,694
Management fees	54,190	–	54,695	–	80,403
Travel	15,514	–	19,343	–	19,343

Total operating expenses	174,324	12,488	387,570	78,498	1,020,578

Loss before other expense	(174,324)	(12,488)	(387,570)	(78,498)	(1,020,578)

Other expense

Interest expense	(3,426)	(2,681)	(10,694)	(8,634)	(31,357)

Net loss	(177,750)	(15,169)	(398,264)	(87,132)	(1,051,935)

Loss per share – basic and diluted	–	–	–	–

Weighted average number of common shares outstanding – basic and diluted	228,511,111	214,500,000	219,119,048	214,500,000

The accompanying notes are an integral part of these financial statements

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Statements of cash flows
(Expressed in U.S. dollars)
 (Unaudited)

	Nine months Ended July 31, 2011 $	Nine months Ended July 31, 2010 $	From November 22, 2004 (Inception) to July 31, 2011 $

Cash Flows from Operating Activities
Net loss	(398,264)	(87,132)	(1,051,935)
Adjustment for items not affecting cash:
Amortization	303	671	4,569
Foreign exchange loss	35,892	20,487	90,105
Impairment of oil and gas property	–	–	202,603
Change in non-cash working capital items:
Prepaid expenses	(3,614)	(1,634)	(3,865)
Accounts payable and accrued liabilities	115,675	214	150,818
Due to related party	54,158	(2,700)	55,993

Net cash provided by (used in) operations	(195,850)	(70,094)	(551,712)

Cash Flows from Investing Activities
Oil and gas properties	(3,056,154)	–	(3,303,556)
Purchase of equipment	–	–	(5,000)

Net cash used in investing activities	(3,056,154)	–	(3,308,556)

Cash Flows from Financing Activities
Proceeds from common shares and share subscriptions	3,296,100 3,296,100	– -	3,357,100
Proceeds from related parties	281,289	–	534,835
Proceeds from convertible long term debt	–	70,000	296,366

Net cash provided by financing activities	3,577,389	70,000	4,188,301

Increase (Decrease) In Cash	325,385	(94)	328,033

Cash, Beginning	2,648	1,002	–

Cash, Ending	328,033	908	328,033

Supplementary Cash Flow Information:
Interest	–	–	–
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Notes to the financial statements
(Expressed in U.S. dollars)
(Unaudited)
July 31, 2011

Note 1 – Nature of Operations and Continuance of Business

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2010 included in the Company’s Form 10K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting primarily of normal recurring adjustments, have been made. Operating results for the three and nine months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.

Note 2 – Significant Accounting Policies

a)	Basis of Presentation

The interim unaudited financial statements and the related notes of the Company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is October 31.

b)	Use of estimates
The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of sharebased payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Comprehensive Loss
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2011 and 2010, the Company had no items that affected comprehensive loss.

d)	Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

e)	Reclassifications
Certain reclassifications have been made to the prior period’s financial statements to conform to the current period.

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Notes to the financial statements
(Expressed in U.S. dollars)
(Unaudited)
July 31, 2011

Note 3 – Oil and Gas Properties

As of July 31, 2011, the Company has incurred the following on its oil and gas properties:

	Mussellshell Prospect $	New Miami Prospect $	Teton Prospect $	Total $
Acquisition cost
Balance – October 31, 2010	–	–	–	–
Additions	23,340,955	1,100,000	1,675,000	26,115,955
Balance – July 31, 2011	23,340,955	1,100,000	1,675,000	26,115,955
Deferred exploration cost
Balance – October 31, 2010	–	–	–	–
Additions	–	200,000	81,154	281,154
Balance – July 31, 2011	–	200,000	81,154	281,154
	23,340,955	1,300,000	1,756,154	26,397,109

Musselshell Prospect

On April 5, 2011, the Company entered into an option agreement to purchase a 75% interest in Musselshell Prospect in Montana. Under the terms of the agreement, the Company is required to issue 10,000,000 restricted common shares of the Company and grant 10,000,000 stock options with an exercise price of $3.00 per share until April 5, 2016.

New Miami Prospect

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

Teton Prospect

On April 13, 2011, the Company entered into a letter of intent to acquire a 25% interest in certain oil and gas claims in the area of Chouteau County, Montana. Under the terms of the letter of intent, the Company will pay $275,000 to reimburse exploration costs upon signing of the letter of intent (paid). On May 30, 2011, the Company signed an exploration agreement to acquire the oil and gas claims. To complete the acquisition, the Company must make option payments of $200,000 on or before May 31, 2011(paid), $150,000 on or before June 15, 2011 (paid), and $1,000,000 on or before August 15, 2011.

Upon payment of a further $1,500,000 towards a steam operation pilot project on the property, the Company shall earn an additional 75% working interest, for an aggregate 100% interest in the leases, which shall entitle the Company to 85% working interest before the payouts and a 70% working interest after the payouts, subject to 75% net revenue interest earned.

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Notes to the financial statements
(Expressed in U.S. dollars)
(Unaudited)
July 31, 2011

Note 4 – Property and Equipment

	Cost $	Accumulated Amortization $	July 31, 2011 Net Carrying Value $	October 31, 2010 Net Carrying Value $
Computer Equipment	5,000	4,569	431	734

Note 5 – Note Payable

As at July 31, 2011, the Company owed $265,361 (2010 - $249,540) to a non-related party. The note is unsecured, non-interest bearing and due on demand.

Note 6 – Convertible Debenture

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

Note 7 – Related Party Transactions

As at July 31, 2011, the Company owed $337,282 (2010 - $1,835) to a shareholder of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

Note 8 – Common Stock

a)
On February 4, 2011, the Company effected a three-for-one forward stock split of the outstanding shares of the Company’s common stock. The authorized capital increased from 9,000,000,000 shares of common stock with a par value of $0.001 to 27,000,000,000 shares of common stock with a par value of $0.001, and the Company’s issued and outstanding shares increased from 71,500,000 shares to 214,500,000 shares of the common stock. The effects of the forward stock split have been applied on a retroactive basis.

b)	On April 5, 2011, the Company issued 10,000,000 common shares with a fair value of $11,900,000 with respect to the acquisition of the working interest in the Musselshell Prospect.

c)	On May 1, 2011, the Company received subscription proceeds of $2,500,000 relating to a private placement of 1,000,000 common shares at $2.50 per common share.

d)
As at July 31, 2011, the Company received subscription proceeds of $796,100 relating to a private placement closed subsequent to July 31, 2011. The share price and number of shares to be issued have not been determined as of this reporting date.

UNIONTOWN ENERGY INC.
(An Exploration Stage Company)
Notes to the financial statements
(Expressed in U.S. dollars)
(Unaudited)
July 31, 2011

Note 9 – Stock Options

On April 5, 2011, the Company granted 10,000,000 stock options as part of the acquisition of the 75% working interest in the Musselshell Property. The fair value of the stock options granted was $11,440,955, and was calculated using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, expected life of 5 years, riskfree rate of 2.28%, and no expected dividends.

A summary of the changes in the Company’s stock options is presented below:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $
Outstanding and exercisable, October 31, 2010	-	-	-	-
Granted	10,000,000	3.00	-	-
Outstanding and exercisable, July 31, 2011	10,000,000	3.00	4.68	-

The weighted average fair value of options granted during the nine months ended July 31, 2011 was $1.14 per option (2010 – $Nil). As at July 31, 2011 and 2010, the Company had no unvested options and no unrecognized compensation costs.

]

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Our company’s primary focus is to acquire high value leasehold interests specifically targeting oil and gas shale resource prospects in North America. We do not intend to limit our focus to any single geographic area because we want to remain flexible and intend to pursue the best opportunities available to us. We believe our competitive advantage is our ability to continue to acquire leases directly from the mineral owners through “organic leasing.” Because of our size and maneuverability, we are able to deploy our land acquisition teams into specific areas based on the latest industry information.

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

Anticipated Cash Requirements

For the next 12 months we plan to expend a total of approximately $5,489,750 for exploration, development and acquisition of oil and gas properties:

Type of Expense	$
General and administrative expenses	154,550
Management and administrative costs	204,000
Legal Fees	60,000
Auditor Fees	22,500
Lease	48,700
Acquisition of properties through exploration expenditures	5,000,000
Total	5,489,750

Results of Operations

Three months ended July 31, 2011 compared to three months ended July 31, 2010.

	Three months	Three months
	ended	ended
	July 31, 2011	July 31, 2010
Revenue	$ Nil	$ Nil
Operating Expenses	$174,324	$12,488
Oother Expense	$3,426	$2,681
Net Income (Loss)	$(177,750)	$(15,169)

Expenses

Our operating expenses for the three month periods ended July 31, 2011 and July 31, 2010 are outlined in the table below:

	Three months	Three months
	ended	ended
	July 31,	July 31,
	2011	2010
Amortization	$102		$226
Consulting fees	$36,000	$	Nil
Foreign exchange (gain) loss	$(4,710)		$(6,007)
Impairment of oil and gas property	$ Nil	$	Nil
Investor relations	$14,360	$	Nil
Interest expense	$3,426		$2,681
Office and general	$13,686		$9,921
Professional fees	$45,182		$8,348
Management fees	$54,190	$	Nil
Travel expenses	$15,514	$	Nil
Net Loss	$(177,750)		$(15,169)

Operating expenses for the three months ended July 31, 2011 increased by 92.84% as compared to the comparative period in July 31, 2010 primarily as a result of increased consulting fees, investor relations expenses, office and general expenses, professional fees, management fees and travel expenses.

Nine months ended July 31, 2011 compared to three months ended July 31, 2010.

		Nine months		Nine months
		ended		ended
		July 31, 2011		July 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$387,570		$78,498
Other Expense		$10,694		$8,634
Net Income (Loss)		$(398,264)		$(87,132)

Expenses

Our operating expenses for the nine month periods ended July 31, 2011 and July 31, 2010 are outlined in the table below:

		Six months		Six months
		ended		ended
		July 31,		July 31,
		2011		2010
Amortization		$303		$671
Consulting fees		$88,000	$	Nil
Foreign exchange loss		$39,999		$23,465
Impairment of oil and gas property	$	Nil	$	Nil
Investor relations		$65,297	$	Nil
Interest and bank charges		$10,694		$8,634
Office and general		$30,083		$26,610
Professional fees		$89,850		$27,017
Management fees		$54,695	$	Nil
Travel expenses		$19,343	$	Nil
Net Loss		$(398,264)		$(87,132)

Operating expenses for the six months ended July 31, 2011 increased by 79.75% as compared to the comparative period in July 31, 2010 primarily as a result of increased consulting fees, investor relations expenses, office and general expenses, professional fees, management fees and travel expenses.

Revenue

We have not had any revenues from operations since inception (November 22, 2004). We do not anticipate that we will earn any revenues from operations unless and until we acquire and operate a profitable business. This might never happen and we can offer no assurance that even if we acquire a business that we will ever be profitable.

Liquidity and Capital Resources

Working Capital

	As at	As at	Increase/
	July 31,	October 31,	(Decrease)
	2011	2010
Current Assets	$331,898	$2,899	99.13%
Current Liabilities	$722,104	$265,855	63.18%
Working Capital	$(390,206)	$(262,956)	32.61%

Cash Flows

	Nine months		Nine months
	Ended		Ended
	July 31,		July 31,
	2011		2010
Net cash used in operations	$(195,850)		$(70,094)
Net cash used in investing activities	$(3,056,154)	$	Nil
Net cash provided by financing activities	$3,577,389		$70,000
Increase (decrease) in cash	$(325,385)		$(94)

Our net cash used by operating activities for the nine months ended July 31, 2011 was $195,850 compared with $70,094 for the nine months ended July 31, 2010. Our management believes that we will need additional funding in order to meet our operating expenses.

Future Financings

To date, we have secured funding through a combination of sales of our common shares and debt.  Over the next three months, we may require additional funds.

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of sharebased payments, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2011 and 2010, our company had no items that affected comprehensive loss.

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

We had cash in the amount of $328,033 as of July 31, 2011. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through loans from related or third parties.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from November 22, 2004 (date of inception) to July 31, 2011 was $1,051,935. We had cash of $328,033 as of July 31, 2011. We currently do not have any operations and we have no income. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended October 31, 2010. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Environmental Matters.

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

•	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
•	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
•	impose substantial liabilities for pollution resulting from our operations.

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

These and other companies may have developed or could in the future develop new technologies or develop new properties that compete with our company’s products. Competition in our company’s markets is primarily driven by:

•	Ability to capitalize on leasehold properties through drilling programs;
•	price of oil and gas;
•	price to get product(s) to market;
•	ability to develop, maintain and protect proprietary leaseholds and holdings;
•	sales and distribution capabilities;
•	new drilling technologies; and
•	demand for products

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

Our company may need to raise substantial amounts of money to fund a variety of future activities integral to the development of its business, including but not limited to the following:

•	for exploration of leasehold properties;
•	to develop and prove out oil and gas reserves with third party independent consultants;
•	to retain qualified employees, particularly in light of intense competition for qualified personnel;
•	to drill and produce petroleum products for sale on the open market; and
•	to acquire new leasehold properties or companies.

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

Our future success will depend on the success of our exploration program. Oil and gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our ability to generate a return on our investments, revenues and our resulting financial performance are significantly affected by the prices we receive for oil and natural gas produced from wells on our acreage. Especially in recent years, the prices at which oil and natural gas trade in the open market have experienced significant volatility, and will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

•	domestic and foreign demand for oil and natural gas by both refineries and end users;
•	the introduction of alternative forms of fuel to replace or compete with oil and natural gas;
•	domestic and foreign reserves and supply of oil and natural gas;
•	competitive measures implemented by our competitors and domestic and foreign governmental bodies;
•	weather conditions; and
•	domestic and foreign economic volatility and stability.

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

•
an inability to obtain an adequate supply of required exploration and drilling contractors due to operational capacity constraints, an acquisition or contracting of the contractor(s) by one of our company's competitors or other supply constraints;

•	delays and long lead times in drilling and operation; and
•	reduced control over quality and pricing of contractors.

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

Development of oil and gas properties involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The nature of these risks are such that our company may be forced to incur significant costs, or that significant delays in exploration, drilling and commercialization may be incurred, that could have a material adverse effect on our financial condition and business prospects.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On August 25, 2011, we accepted the resignation of Darren R. Stevenson as director, president and chief executive officer of our company.  Mr. Stevenson’s resignation was not the result of any disagreement with our company regarding its operations, policies, practices or otherwise.

Concurrently with Mr. Stevenson’s resignation, we appointed Michael Butterfield as a director and president and chief executive officer of our company.

Item 6.  Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).
3.3	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2008).
3.4	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2008).
3.5	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on June 16, 2008).
3.6	Articles of Merger filed with the Nevada Secretary of State on December 29, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2011).
3.7	Certificate of Change filed with the Nevada Secretary of State on December 29, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2011).
3.8	Certificate of Change filed with the Nevada Secretary of State on February 3, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
(10)	Material Contracts
10.1	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008).
10.2	Amending Agreement with Gruppo Trimark Management Corp. dated March 15, 2010 (incorporated by referenced to our Quarterly Report on Form 10-Q filed on September 14, 2010).
10.3	Asset Acquisition Agreement with AD Consult and Invest S.A. dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2011).
10.4	Amended Asset Acquisition Agreement with AD Consult and Invest S.A. dated April 5, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 5, 2011).
10.5	Option Agreement with AD Consult and Invest S.A. dated April 5, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 5, 2011).
10.6	Exploration Agreement with Longshot Oil, LLC dated April 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.7	Escrow Agreement with Longshot Oil, LLC and Holmes & Company dated April 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.8	Exploration Agreement with Longshot Oil, LLC and Holmes & Company dated May 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2011).
10.9	Escrow Agreement with Longshot Oil, LLC and Holmes & Company dated May 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2011).
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONTOWN ENERGY INC.

Date: September 19, 2011	/s/ Michael Butterfield
Michael Butterfield
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 19, 2011	/s/ Terry Fields
Terry Fields
Chief Financial, Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)