Form 10-Q/A
period 2011-07-31
Uniontown Energy Inc.
filed 2011-09-23
CIK 1310482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment 1

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

EXPLANATORY NOTE

UnionTown Energy Inc. is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on September 19, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files as Exhibit 101.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

Item 6.  Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 6, 2006).
3.3	Articles of Merger filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2008).
3.4	Certificate of Change filed with the Nevada Secretary of State on April 9, 2008 effective April 23, 2008 (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2008).
3.5	Certificate of Change filed with the Nevada Secretary of State on June 4, 2008 effective June 12, 2008 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on June 16, 2008).
3.6	Articles of Merger filed with the Nevada Secretary of State on December 29, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2011).
3.7	Certificate of Change filed with the Nevada Secretary of State on December 29, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 4, 2011).
3.8	Certificate of Change filed with the Nevada Secretary of State on February 3, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
(10)	Material Contracts
10.1	Term Loan Agreement with Gruppo Trimark Management Corp., dated May 28, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2008).
10.2	Amending Agreement with Gruppo Trimark Management Corp. dated March 15, 2010 (incorporated by referenced to our Quarterly Report on Form 10-Q filed on September 14, 2010).
10.3	Asset Acquisition Agreement with AD Consult and Invest S.A. dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2011).
10.4	Amended Asset Acquisition Agreement with AD Consult and Invest S.A. dated April 5, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 5, 2011).
10.5	Option Agreement with AD Consult and Invest S.A. dated April 5, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 5, 2011).
10.6	Exploration Agreement with Longshot Oil, LLC dated April 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.7	Escrow Agreement with Longshot Oil, LLC and Holmes & Company dated April 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.8	Exploration Agreement with Longshot Oil, LLC and Holmes & Company dated May 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2011).
10.9	Escrow Agreement with Longshot Oil, LLC and Holmes & Company dated May 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 6, 2011).
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIONTOWN ENERGY INC.

Date: September 23, 2011	/s/ Michael Butterfield
Michael Butterfield
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 23, 2011	/s/ Terry Fields
Terry Fields
Chief Financial, Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)